Form 10-Q
period 2022-03-31
Global Blockchain Acquisition Corp.
filed 2022-06-24
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-41381

GLOBAL BLOCKCHAIN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-2045077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6555 Sanger Road, Suite 200 Orlando, Florida	32827
(Address of principal executive offices)	(Zip Code)

(407) 720-9250

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GBBK	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	GBBKW	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth of one share of common stock	GBBKR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 21, 2022, there were 22,012,500 shares of common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash	$401,522	$464,071
Due from related party	656	—
Prepaid expenses	3,500	3,500
Total current assets	405,678	467,571

Deferred offering costs	382,126	106,724
Total assets	$787,804	$574,295

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable and accrued expenses	$6,809	$5,000
Accrued offering costs	224,690	5,000
Promissory note – related party	546,343	546,343
Total current liabilities	777,842	556,343

Commitments and Contingencies (Note 6)

Stockholder’s Equity:
Common Stock, $0.0001 par value, 10,000,000 shares authorized; 4,312,500 shares issued and outstanding(1)	431	431
Additional paid-in capital	24,569	24,569
Accumulated deficit	(15,038)	(7,048)
Total stockholder’s equity	9,962	17,952
Total Liabilities and Stockholder’s Equity	$787,804	$574,295

(1)	This number includes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2022 (Unaudited)

Operating and formation costs	$7,990
Net income (loss)	$(7,990)

Weighted average shares outstanding, basic and diluted(1)	3,750,000

Basic and diluted net loss per common stock	$(0.00)

(1)	This number excludes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	4,312,500	$431	$24,569	$(7,048)	$17,952

Net loss	—	—	—	(7,990)	(7,990)
Balance – March 31, 2022 (Unaudited)	4,312,500	$431	$24,569	$(15,038)	$9,962

(1)	This number includes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2022
(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(7,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Due from related party	(656)
Accrued expenses	1,505
Net cash used in operating activities	(7,141)

Cash Flows from Financing Activities:
Payment of deferred offering costs	(55,408)
Net cash provided by financing activities	(55,408)

Net Change in Cash	(62,549)
Cash – Beginning of period	464,071
Cash – End of period	$401,522

Non-cash investing and financing activities:
Deferred offering costs included in accrued offerings costs	$219,690

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY, AND RISKS AND UNCERTAINTIES

Global Blockchain Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware on March 18, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses, which it refers to throughout this prospectus as the Company’s initial Business Combination. The Company has not selected any specific Business Combination target and it has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

There was no activity for the period from March 18, 2021 (inception) through March 31, 2021 and as such the period is not presented in the statements.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 18, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

The Company’s Sponsor is Global Blockchain Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 9, 2022. On May 12, 2022, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,537,500 warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, I-Bankers Securities, Inc. (“I-Bankers”) and Dawson James Securities, Inc. (“Dawson James”) (together, the “Private Placement Warrants”), generating gross proceeds of $8,537,500, which is described in Note 4.

Transaction costs amounted to $7,597,200, consisting of $3,450,000 of underwriting fees, and $4,147,200 of other offering costs, which includes the fair value for the issuance of representative shares of $3,463,674.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Following the closing of the Initial Public Offering on May 12, 2022, an amount of $175,087,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and private placement was placed in a Trust Account (“Trust Account”) and was invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the combination period, or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Business Combination within the combination period, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, the Company believes it will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If the Company was deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which it has not allotted funds and may hinder its ability to consummate a Business Combination. If the Company is unable to complete its initial Business Combination, its public stockholders may receive only approximately $10.15 per share on the liquidation of its trust account and its warrants will expire worthless.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of its initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require it to seek stockholder approval under the law or stock exchange listing requirement. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of its initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of its initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.15 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the business combination marketing fee payable to I-Bankers and Dawson James.

The shares of common stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company is unable to complete an initial Business Combination within 15 months, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fail to complete its Business Combination within the combination period.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The Sponsor, holders of the representative shares, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within the combination period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its Business Combination within the prescribed time frame). The Sponsor, officers and directors have agreed to vote their Founder Shares and any public shares purchased during or after the Initial Public Offering in favor of its initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be released to the Company to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on May 11, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 25, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and of expenses for the period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2022 and December 31, 2021. The Company had $401,522 and $464,071 in cash at March 31, 2022 and December 31, 2021, respectively.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were charged to temporary equity and permanent equity based on relative fair values of the equity instruments purchased, upon the completion of the Initial Public Offering.

As of March 31, 2022 and December 31, 2021, there were $382,126 and $106,724, respectively, of deferred offering costs recorded in the accompanying unaudited condensed balance sheets.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Warrant Instruments

The Company accounts for the 25,787,500 warrants issued in connection with the Initial Public Offering (the 17,250,000 Public Warrants and the 8,537,500 Private Placement Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of issuance costs of temporary equity at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrant issuance costs are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. As the Company’s warrants meet the criteria for equity classification, the Company has accounted for the warrants as equity-classified.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were de minimis as of March 31, 2022 and December 31, 2021.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480-10-S99 “Classification and Measurement of Redeemable Securities.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s public common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet upon the Initial Public Offering.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed unaudited balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 3. INITIAL PUBLIC OFFERING

Subsequent to March 31, 2022 and pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a purchase price of $10.00 per Unit. Each unit that the Company is offering has a price of $10.00 and consists of one share of common stock, one redeemable warrant, and one right.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company’s Sponsor, I-Bankers and Dawson James purchased an aggregate of 8,537,500 warrants at a price of $1.00 per warrant ($8,537,500 in the aggregate) in a private placement. Of such amount, (i) 6,812,500 warrants were purchased by the Sponsor, (ii) 1,466,250 warrants were purchased by I-Bankers and (iii) 258,750 warrants were purchased by Dawson James.

The private placement warrants (including the common stock issuable upon exercise of the private placement warrants) will (with limited exceptions) not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the original holders or their permitted transferees. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Initial Public Offering. If the private placement warrants are held by holders other than the original holders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the Initial Public Offering.

If holders of the private placement warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering his, her or its warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2021, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain of the offering costs in exchange for an aggregate of 4,312,500 shares of common stock, par value $0.0001 per share (the “Founder Shares”).

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property (except as described herein under “Principal Stockholders — Transfers of Founder Shares. Private Placement Warrants and Underlying Securities”). The Company refers to such transfer restrictions throughout this prospectus as the “lock-up”.

Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Administrative Support Agreement

The Company entered into an agreement, commencing on May 9, 2022, to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Promissory Note — Related Party

On August 17, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering.

The Company amended the promissory note, effective December 31, 2021, to increase the principal amount up to $600,000 with a due date at the earlier of June 30, 2022 or the closing of the Initial Public Offering. The outstanding balance under the promissory note is $546,343 as of March 31, 2022 and December 31, 2021. The outstanding balance under the promissory note was repaid at the closing of the Initial Public Offering, on May 12, 2022, and is no longer available to the Company.

Due from Related Party

As of March 31, 2022 and December, 2021, an amount of $656 and nil, respectively, is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, the private placement warrants (and underlying securities) and private placement warrants that may be issued upon conversion of working capital loans (and any underlying securities) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period described above “— Transfers of Founder Shares, Private Placement Warrants and Underlying Securities.” The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 30 day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 12, 2022, the underwriters elected to fully exercise the over-allotment option to purchase an additional 2,250,000 Units at a price of $10.00 per Unit.

The underwriters were paid a fee of $0.20 per Unit, or $3,450,000 in the aggregate, upon the closing of the Initial Public Offering on May 12, 2022.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Business Combination Marketing Agreement

Prior to the closing of the Initial Public Offering, the Company engaged I-Bankers and Dawson James as advisors in connection with our business combination to (i) assist us in preparing presentations for each potential business combination; (ii) assist us in arranging meetings with our stockholders, including making calls directly to stockholders, to discuss each potential business combination and each potential target’s attributes and providing regular market feedback, including written status reports, from these meetings and participate in direct interaction with stockholders, in all cases to the extent legally permissible; (iii) introduce us to potential investors to purchase our securities in connection with each potential business combination; and assist us with the preparation of any press releases and filings related to each potential business combination or target. Pursuant to the business combination marketing agreement, I-Bankers and Dawson James are not obligated to assist us in identifying or evaluating possible acquisition candidates. Pursuant to our agreement with I-Bankers and Dawson James, the advisory fees payable to I-Bankers and Dawson James will collectively be 3.5% of the gross proceeds of this offering, including the proceeds from the full exercise of the underwriters’ over-allotment option.

Representative’s Shares

The Company issued (i) to I-Bankers Securities (and/or their designees) 382,500 shares of common stock upon the consummation of the Initial Public Offering and (ii) to Dawson James (and/or their designees) 67,500 shares upon the consummation of the Initial Public Offering. The Company determined the fair value of the representative shares to be $3,463,674 (or $7.70 per share) using the Probability Weighted Expected Return Model. The fair value of the shares granted to the underwriters utilized the following assumptions: (1) expected volatility of 2.4%, (2) risk-free interest rate of 1.93%, (3) expected life of 0.97 years, and (4) no dividend. To arrive to the assumptions used in the valuation, comparable for 15 pre-business combination Companies (selected based on industry or sector focus, size, warrant coverage and the remaining term to complete their business combination), were selected. The implied volatility was based on the current quoted prices of the warrants and underlying stock. The risk-free interest rate was based on a 0.5 to 2 year US treasury rate. I-Bankers and Dawson James (and/or their respective designees) have agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, I-Bankers and Dawson James (and/or their respective designees) have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the combination period.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock, as amended, at par value of $0.0001 each. On August 17, 2021, the Company issued 4,312,500 shares of common stock to its initial stockholders for $25,000, or approximately $0.006 per share. As of March 31, 2022 and December 31, 2021, there were 4,312,500 shares of common stock issued and outstanding. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by the stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (prior to consummation of the initial Business Combination). The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Warrants — As of March 31, 2022 and December 31, 2021, there were no warrants outstanding. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

The warrants will become exercisable 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file, and within 60 business days after the closing of the initial Business Combination, to have declared effective, a registration statement relating to the shares of common stock issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but will use its best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of common stock equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and

●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. The Company may not redeem the warrants when a holder may not exercise such warrants.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the Company’s management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the Initial Public Offering and related transactions described in these financial statements, and other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On June 16, 2022, the Company’s units no longer traded, and the Company’s common stock, rights and redeemable warrants, which together comprise the units commenced trading separately. The common stock, rights and warrants are listed on the Nasdaq Global Market and trade with the ticker symbols “GBBK,” “GBBKR,” and “GBBKW”, respectively. This is a mandatory and automatic separation, and no action is required by the holders of units. Each unit consists of one share of common stock, one right and one redeemable warrant. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Purchases of units that are made after market close on June 14, 2022, may not settle prior to the unit separation date and, accordingly, the number of rights and warrants issued to such purchasers may not reflect the rights and warrants underlying such recently purchased units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Global Blockchain Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Global Blockchain Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on March 18, 2021, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement warrants (“Private Placement Warrants”) that occurred simultaneously with the Initial Public Offering (collectively, the “Private Placement”), the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2021 (inception) through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on proceeds derived from the IPO and held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022 we had a net loss of $7,990, which was comprised franchise taxes, formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on May 12, 2022, we consummated the Initial Public Offering of 17,250,000 units (“Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,537,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, I-Bankers Securities, Inc. (“I-Bankers”) and Dawson James Securities, Inc. (“Dawson James”) (together, the “Private Placement Warrants”), generating gross proceeds of $8,537,500.

Following the Initial Public Offering and the Private Placement, a total of $175,087,500 ($10.15 per Unit) was placed in the Trust Account. We incurred $7,597,200 in Initial Public Offering related costs, including $3,450,000 of underwriting fees, and $4,147,200 of other offering costs, which includes the fair value for the issuance of representative shares of $3,463,674. In addition, cash of $1,869,844 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. We began incurring these fees on May 9, 2022 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

In addition, prior to the completion of the Initial Public Offering, we engaged I-Bankers and Dawson James as advisors in connection with our business combination to (i) assist us in preparing presentations for each potential business combination; (ii) assist us in arranging meetings with our stockholders, including making calls directly to stockholders, to discuss each potential business combination and each potential target’s attributes and providing regular market feedback, including written status reports, from these meetings and participate in direct interaction with stockholders, in all cases to the extent legally permissible; (iii) introduce us to potential investors to purchase our securities in connection with each potential business combination; and assist us with the preparation of any press releases and filings related to each potential business combination or target. Pursuant to the business combination marketing agreement, I-Bankers and Dawson James are not obligated to assist us in identifying or evaluating possible acquisition candidates. Pursuant to our agreement with I-Bankers and Dawson James, the advisory fees payable to I-Bankers and Dawson James will collectively be 3.5% of the gross proceeds of this offering, including the proceeds from the full exercise of the underwriters’ over-allotment option.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were charged to temporary equity and permanent equity based on relative fair values of the equity instruments purchased, upon the completion of the Initial Public Offering. In connection with the Initial Public Offering, the Company incurred offering costs amounting to $7,597,200, consisting of $3,450,000 of underwriting fees, and $4,147,200 of other offering costs, which includes the fair value for the issuance of representative shares of $3,463,674.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on May 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2022, we consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $172,500,000. Each unit that the Company is offering has a price of $10.00 and consists of one share of common stock, one redeemable warrant, and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination. Each warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,537,500 warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, I-Bankers Securities, Inc. (“I-Bankers”) and Dawson James Securities, Inc. (“Dawson James”), generating gross proceeds of $8,537,500. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

We incurred $7,597,200 in Initial Public Offering related costs, consisting of $3,450,000 of underwriting fees, and $4,147,200 of other offering costs, which includes the fair value for the issuance of representative shares of $3,463,674.

After deducting the underwriting fees and the offering expenses, the total net proceeds from the Initial Public Offering and the Private Placement was $173,440,300, of which $175,087,500 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1(1)	Underwriting Agreement, dated May 9, 2022, by and among the Company and I-Bankers Securities, as representatives of the several underwriters, and Dawson James Securities, Inc.
1.2(1)	Business Combination Marketing Agreement, dated May 9, 2022, by and among the Company, I-Bankers Securities, Inc., and Dawson James Securities, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation
4.1(1)	Warrant Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(1)	Rights Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.
10.1(1)	Letter Agreement, dated May 9, 2022, by and among the Company, Global Blockchain Sponsor, LLC, and each of the officers and directors of the Company.
10.2(1)	Investment Management Trust Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated May 9, 2022, by and among the Company and certain holders party thereto.
10.4(1)	Administrative Services Agreement, dated May 9, 2022, by and between the Company and Global Blockchain Management Co. LLC
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

Date: June 23, 2022	By:	/s/ Max Hooper
	Name:	Max Hooper
	Title:	Chief Executive Officer

Date: June 23, 2022	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer