Form 10-Q
period 2022-06-30
Global Blockchain Acquisition Corp.
filed 2022-08-15
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

(407) 720-9250

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, one rights, and one redeemable warrant	GBBKU	The NASDAQ Stock Market LLC
Common Stock, par value $0.0001 per share	GBBK	The NASDAQ Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	GBBKW	The NASDAQ Stock Market LLC
Rights, each entitling the holder to receive one-tenth of one share of common stock	GBBKR	The NASDAQ Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2022, there were 22,012,500 shares of common stock, par value $0.0001 per share, issued and outstanding..

GLOBAL BLOCKCHAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,024,372	$464,071
Prepaid expenses	738,048	3,500
Due to related party	22,740	—
Total Current Assets	1,785,160	467,571

Deferred offering costs	—	106,724
Marketable securities held in Trust Account	175,262,224	—
TOTAL ASSETS	$177,047,384	$574,295

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs and expenses	$192,498	$10,000
Income taxes payable	25,993	—
Promissory note – related party	—	546,343
Total Liabilities	218,491	556,343

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.15 as of June 30, 2022	175,185,737	—

Stockholders’ Equity
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,762,500 and 4,312,500 shares issued and outstanding excluding 17,250,000 shares subject to possible redemption, as of June 30, 2022 and December 31, 2021, respectively	476	431
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	1,742,761	24,569
Accumulated deficit	(100,081)	(7,048)
Total Stockholders’ Equity	1,643,156	17,952
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$177,047,384	$574,295

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Formation and operational costs	$233,774	$241,764
Loss from operations	(233,774)	(241,764)

Other income:
Interest earned on marketable securities held in Trust Account	174,724	174,724
Total other income	174,724	174,724

Loss before income taxes	(59,050)	(67,040)
Provision for income taxes	(25,993)	(25,993)
Net loss	$(85,043)	$(93,033)

Weighted average shares outstanding of redeemable shares	9,453,297	4,752,762
Basic and diluted net loss per common share, redeemable shares	(0.01)	(0.01)
Weighted average shares outstanding of non-redeemable shares	4,295,192	4,025,625

Basic and diluted net loss per common share, non-redeemable shares	(0.01)	(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Common Stock		Additional Paid	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – December 31, 2021	4,312,500	$431	$24,569	$(7,048)	$17,952

Net loss				(7,990)	(7,990)

Balance – March 31, 2022 (unaudited)	4,312,500	$431	$24,569	$(15,038)	$9,962

Sale of 8,537,500 Private Placement Warrants	—	—	8,537,500	—	8,537,500

Issuance of Representative Shares	450,000	45	3,463,629	—	3,463,674

FV of Public Warrants at issuance	—	—	3,379,730	—	3,379,730

Allocated value of transaction costs to Common Stock	—	—	(340,594)	—	(340,594)

Accretion of stock subject to redemption amount	—	—	(13,322,073)	—	(13,322,073)

Net loss	—	—	—	(85,043)	(85,043)

Balance – June 30, 2022 (unaudited)	4,762,500	$476	$1,742,761	$(100,081)	$1,643,156

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the six months ended June 30,
2022
Cash Flows from Operating Activities:
Net loss	$(93,033)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(174,724)
Changes in operating assets and liabilities:
Prepaid expenses	(734,548)
Accrued offering costs and expenses	87,194
Due from related party	(22,740)
Income taxes payable	25,993
Net cash used in operating activities	(911,858)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,087,500)
Cash withdrawn from Trust Account to pay for franchise and income taxes	—
Net cash used in investing activities	(175,087,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Placement Warrants	8,537,500
Repayment of promissory note – related party	(546,343)
Payment of deferred offering costs	(481,498)
Net cash provided by financing activities	176,559,659

Net Change in Cash	560,301
Cash – Beginning of period	464,071
Cash – End of period	$1,024,372

Non-cash investing and financing activities:
Issuance of Representative Shares as consideration for transaction costs	$3,463,674
Offering costs included in accrued offering costs	$95,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 16, 2021. On May 12, 2022, the Company completed the Initial Public Offering of 17,250,000 (the “Units” and, with respect to the shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3.

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

Transaction costs amounted to $7,597,200, consisting of $3,450,000 of underwriting fees, and $4,147,200 of other offering costs, which includes the fair value of the issuance of representative shares of $3,463,674.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on May 12, 2022, an amount of $175,087,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and private placement were placed in a Trust Account (“Trust Account”) and were invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s taxes, if any, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the combination period, or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Business Combination within the combination period, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, the Company believes it will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If the Company was deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which it has not allotted funds and may hinder its ability to consummate a Business Combination. If the Company is unable to complete its initial Business Combination, its public stockholders may receive only approximately $10.15 per share on the liquidation of its trust account and its warrants will expire worthless.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

The shares of common stock subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company is unable to complete an initial Business Combination within 15 months, or August 5, 2023, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fail to complete its Business Combination within the combination period.

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on May 11, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 25, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods. For the period from March 18, 2021 (inception) through June 30, 2021 there were operations, however they were deemed to be de minimis and not presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $7,597,200 were charged to common stock subject to possible redemption upon the completion of Initial Public Offering.

As of June 30, 2022 and December 31, 2021, there were $0 and $106,724, respectively, of deferred offering costs recorded in the accompanying unaudited condensed balance sheets.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company’s has analyzed the Public Warrants and Private Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Common stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated.

At June 30, 2022, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,379,730)
Common stock issuance costs	(7,256,606)
Plus:
Accretion of carrying value to redemption value	13,322,073

Common stock subject to possible redemption	$175,185,737

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5.The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 21% for the three months ended June 30, 2022 and 2021, respectively, and 21% the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 25,787,500 shares of Common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for common stock is calculated by dividing the net loss, adjusted for income attributable to redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of common stock outstanding for the period. Common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net income (loss)	$(58,475)	$(26,568)	$(50,370)	$(42,663)
Denominator:
Basic and diluted weighted average shares outstanding	9,453,297	4,295,192	4,752,762	4,025,625
Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a purchase price of $10.00 per Unit. Each unit that the Company is offering has a price of $10.00 and consists of one share of common stock, one redeemable warrant, and one right, which consists of one-tenth share of common stock.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on May 9, 2022, to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $1,500 and $13,000 for these services, respectively.

Promissory Note — Related Party

On August 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was $0 and $546,343 outstanding under the Promissory Note. The outstanding amount of $546,343 was repaid at the closing of the Initial Public Offering on May 12, 2022. The Promissory Note is no longer available as of May 12, 2022.

Due from Related Party

As of June 30, 2022 an amount of $22,740 is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf and a short of the funds to be held outside of trust for working capital purposes of approximately $22,000.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENTS

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $3,450,000.

Business Combination Marketing Agreement

At the closing of the offering, the Company engaged I-Bankers and Dawson James as advisors in connection with the Company’s business combination to (i) assist the Company in preparing presentations for each potential business combination; (ii) assist the Company in arranging meetings with our stockholders, including making calls directly to stockholders, to discuss each potential business combination and each potential target’s attributes and providing regular market feedback, including written status reports, from these meetings and participate in direct interaction with stockholders, in all cases to the extent legally permissible; (iii) introduce The Company to potential investors to purchase our securities in connection with each potential business combination; and assist the Company with the preparation of any press releases and filings related to each potential business combination or target. Pursuant to the business combination marketing agreement, I-Bankers and Dawson James are not obligated to assist the Company in identifying or evaluating possible acquisition candidates. Pursuant to the Company’s agreement with I-Bankers and Dawson James, the advisory fees payable to I-Bankers and Dawson James will collectively be 3.5% of the gross proceeds of this offering, including the proceeds from the full exercise of the underwriters’ over-allotment option.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock, as amended, at par value of $0.0001 each. On August 17, 2021, the Company issued 4,312,500 shares of common stock to its initial stockholders for $25,000, or approximately $0.006 per share. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by the stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (prior to consummation of the initial Business Combination). The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. At June 30, 2022 and December 31, 2021, there were 4,762,500 and 4,312,500 shares of common stock issued and outstanding, respectively.

Preferred Stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per stock with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Warrants — As of June 30, 2022 and December 31, 2021, there were 17,250,000 and 0 Public Warrants outstanding, respectively. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2022, assets held in the Trust Account were comprised of $175,262,224 in a money market fund which is invested primarily in U.S. Treasury Securities. Through June 30, 2022, Company did not withdraw any of the income earned on the Trust Account. U.S. Treasury Securities are accounted for as trading securities and accordingly, changes in fair value are recorded in the condensed statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2022	Level	Fair Value
Assets:
Investment held in Trust Account –Money Market Fund	1	$175,262,224

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Global Blockchain Sponsor, LLC. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Global Blockchain Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 18, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 31, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $85,043, which consists of operating costs of $233,774 and provision for income taxes of$25,993, offset by interest income on marketable securities held in the Trust Account of $174,724.

For the six months ended June 30, 2022, we had a net loss of $93,033, which consists of operating costs of $ $241,764 and provision for income taxes of $25,993, offset by interest income on marketable securities held in the Trust Account of $174,724.

For the three months ended June 30, 2021, there were operations, however they were deemed to be de minimis and not presented

For the period from March 18, 2021 (inception) through June 30, 2021 there were operations, however they were deemed to be de minimis and not presented.

Liquidity and Capital Resources

On May 12, 2022, we completed the Initial Public Offering of $17,250,000 Units, at $1.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 8,537,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $172,500,000.

On May 12, 2022, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,250,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $172,500,000.

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

For the six months ended June 30, 2022, cash used in operating activities was $911,858. Net income of $ 93,033 was affected by interest earned on marketable securities held in the Trust Account of $174,724. Changes in operating assets and liabilities provided $644,101 of cash for operating activities.

For the period from March 18, 2021 (inception) through June 30, 2021 there were operations, however they were deemed to be de minimis and not presented.

As of June 30, 2022, we had marketable securities held in the Trust Account of $175,262,224 (including approximately $174,724 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022 we had cash of $1,024,372 .. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our executive officers a monthly fee of $5,000 for office space, utilities, secretarial support and other administrative and consulting services . We began incurring these fees on May 9, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.20 per Unit, or $3,450,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Prior to the closing of this offering, we will engage I-Bankers and Dawson James as advisors in connection with our business combination to (i) assist us in preparing presentations for each potential business combination; (ii) assist us in arranging meetings with our stockholders, including making calls directly to stockholders, to discuss each potential business combination and each potential target’s attributes and providing regular market feedback, including written status reports, from these meetings and participate in direct interaction with stockholders, in all cases to the extent legally permissible; (iii) introduce us to potential investors to purchase our securities in connection with each potential business combination; and assist us with the preparation of any press releases and filings related to each potential business combination or target. Pursuant to the business combination marketing agreement, I-Bankers and Dawson James are not obligated to assist us in identifying or evaluating possible acquisition candidates. Pursuant to our agreement with I-Bankers and Dawson James, the advisory fees payable to I-Bankers and Dawson James will collectively be 3.5% of the gross proceeds of this offering, including the proceeds from the full exercise of the underwriters’ over-allotment option.

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

Common stock Subject to Possible Redemption

We account for our Common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2022, we consummated the Initial Public Offering of 17,250,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. I-Bankers Securities, Inc acted as sole book-running manager and Dawson James Securities, Inc. acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-264396). The Securities and Exchange Commission declared the registration statements effective on May 9, 2022.

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

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On May 12, 2022, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 2,250,000 Units for gross proceeds of $22,500,000.In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 8,537,500 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $8,537,500.A total of $175,087,500 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Units, an aggregate of $173,440,300 was placed in the Trust Account.

We paid a total of $3,450,000 in underwriting discounts and commissions and $4,147,200 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 9, 2022, by and among the Company and I-Bankers Securities, as representatives of the several underwriters, and Dawson James Securities, Inc. (1)
1.2	Business Combination Marketing Agreement, dated May 9, 2022, by and among the Company, I-Bankers Securities, Inc., and Dawson James Securities, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation (1)
4.1	Warrant Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
10.1	Letter Agreement, dated May 9, 2022, by and among the Company, Global Blockchain Sponsor, LLC, and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated May 9, 2022, by and among the Company and certain holders party thereto. (1)
10.4	Administrative Services Agreement, dated May 9, 2022, by and between the Company and Global Blockchain Management Co. LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 13, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BLOCKCHAIN ACQUISITION CORP..

Date: August 15, 2022	By:	/s/ Max Hooper
	Name:	Max Hooper
	Title:	Chief Executive Officer

Date: August 15, 2022	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer