Form 10-Q
period 2022-09-30
Global Blockchain Acquisition Corp.
filed 2022-11-14
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 22,012,500 shares of common stock, par value $0.0001 per share, issued and outstanding..

GLOBAL BLOCKCHAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 18, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 18, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 18, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$827,818	$464,071
Prepaid expenses	648,298	3,500
Due from related party	22,740	—
Total Current Assets	1,498,856	467,571

Deferred offering costs	—	106,724
Marketable securities held in Trust Account	176,053,517	—
TOTAL ASSETS	$177,552,373	$574,295

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs and expenses	$174,298	$10,000
Income taxes payable	181,760	—
Promissory note – related party	—	546,343
Total Liabilities	356,058	556,343

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.19 as of September 30, 2022	175,771,263	—

Stockholders’ Equity
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,762,500 and 4,312,500 shares issued and outstanding, excluding 17,250,000 shares subject to possible redemption, as of September 30, 2022 and December 31, 2021, respectively	476	431
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	1,157,235	24,569
Retained earnings (Accumulated deficit)	267,341	(7,048)
Total Stockholders’ Equity	1,425,052	17,952
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$177,552,373	$574,295

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from March 18, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Formation and operational costs	$268,104	$304	$509,868	$304
Loss from operations	(268,104)	(304)	(509,868)	(304)

Other income:
Interest earned on marketable securities held in Trust Account	791,293	—	966,017	—
Total other income	791,293	—	966,017	—

Income (Loss) before provision for income taxes	523,189	(304)	456,149	(304)
Provision for income taxes	(155,767)	—	(181,760)	—
Net income (loss)	$367,422	$(304)	$274,389	$(304)

Weighted average shares outstanding of redeemable shares	17,250,000	—	8,942,096	—
Basic and diluted net income (loss) per common share, redeemable shares	$0.02	$—	$0.02	$—
Weighted average shares outstanding of non-redeemable shares	4,762,500	3,750,000	4,274,862	3,750,000
Basic and diluted net income (loss) per common share, non-redeemable shares	$0.02	$(0.00)	$0.02	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock		Additional Paid	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – December 31, 2021	4,312,500	$431	$24,569	$(7,048)	$17,952

Net loss	—	—	—	(7,990)	(7,990)

Balance – March 31, 2022 (unaudited)	4,312,500	431	24,569	(15,038)	9,962

Sale of 8,537,500 Private Placement Warrants	—	—	8,537,500	—	8,537,500

Issuance of Representative Shares	450,000	45	3,463,629	—	3,463,674

Fair value of Public Warrants at issuance	—	—	3,379,730	—	3,379,730

Allocated value of transaction costs to Common Stock	—	—	(340,594)	—	(340,594)

Accretion of stock subject to redemption amount	—	—	(13,322,073)	—	(13,322,073)

Net loss	—	—	—	(85,043)	(85,043)

Balance – June 30, 2022 (unaudited)	4,762,500	476	1,742,761	(100,081)	1,643,156

Accretion of stock subject to redemption amount	—	—	(585,526)	—	(585,526)

Net income	—	—	—	367,422	367,422

Balance – September 30, 2022 (unaudited)	4,762,500	$476	$1,157,235	$267,341	$1,425,052

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 18, 2021 (INCEPTION) THROUGH
SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid	(Accumulated Deficit) / Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – March 18, 2021 (Inception)	—	$—	$—	$—	$—

Net loss	—	—	—	—	—

Balance – March 31, 2021 (unaudited)	—	—	—	—	—

Net loss	—	—	—	—	—

Balance – June 30, 2021 (unaudited)	—	—	—	—	—

Issuance of Common stock to initial stockholder	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(304)	(304)

Balance – September 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(304)	$24,696

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from March 18, 2021 (Inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$274,389	$(304)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(966,017)	—
Changes in operating assets and liabilities:
Prepaid expenses	(644,798)	—
Accrued offering costs and expenses	68,994	304
Due from related party	(22,740)	—
Income taxes payable	181,760	—
Net cash used in operating activities	(1,108,412)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,087,500)	—
Cash withdrawn from Trust Account to pay for franchise and income taxes	—	—
Net cash used in investing activities	(175,087,500)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Private Placement Warrants	8,537,500	—
Repayment of promissory note – related party	(546,343)	—
Payment of deferred offering costs	(481,498)	—
Net cash provided by financing activities	176,559,659	—

Net Change in Cash	363,747	—
Cash – Beginning of period	464,071	—
Cash – End of period	$827,818	$—

Non-cash investing and financing activities:
Issuance of Representative Shares as consideration for transaction costs	$3,463,674	$—
Offering costs included in accrued offering costs	$95,000	$5,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Offering costs paid through promissory note	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 18, 2021. On May 12, 2022, the Company completed the Initial Public Offering of 17,250,000 (the “Units” and, with respect to the shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3.

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
SEPTEMBER 30, 2022
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

The shares of common stock subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $827,818 in operating cash, $176,053,517 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,142,798. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 5.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2023.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on May 11, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 25, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $7,597,200 were charged to common stock subject to possible redemption upon the completion of Initial Public Offering.

As of September 30, 2022 and December 31, 2021, there were $0 and $106,724, respectively, of deferred offering costs recorded in the accompanying unaudited condensed balance sheets.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

At September 30, 2022, the common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,379,730)
Common stock issuance costs	(7,256,606)
Plus:
Accretion of carrying value to redemption value	13,907,599

Common stock subject to possible redemption, September 30, 2022	$175,771,263

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 39.85% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 29.77% and 0.00% for the nine months ended September 30, 2022 and for the period from March 18, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 18, 2021 (inception) through September 30, 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s condensed statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for common stock is calculated by dividing the net loss, adjusted for income attributable to redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of common stock outstanding for the period. Common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net income	$287,929	$79,493	$185,641	$88,748
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,762,500	8,942,096	4,274,862
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.02	$0.02

	Three Months Ended September 30, 2021		For the Period from March 18, 2021 (Inception) through September 30, 2021
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of loss	$—	$(304)	$—	$(304)
Denominator:
Basic and diluted weighted average shares outstanding	—	3,750,000	—	3,750,000
Basic and diluted net loss per ordinary share	$—	$(0.00)	$—	$(0.00)

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
SEPTEMBER 30, 2022
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

Administrative Services Agreement

The Company entered into an agreement, commencing on May 9, 2022, to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $16,500 and $29,500 for these services, respectively.

Promissory Note — Related Party

On August 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was $0 and $546,343 outstanding under the Promissory Note. The outstanding amount of $546,343 was repaid at the closing of the Initial Public Offering on May 12, 2022. Borrowings under the Promissory Note are no longer available.

Due from Related Party

As of September 30, 2022 an amount of $22,740 is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf and a sum of the funds to be held outside of trust for working capital purposes of approximately $22,000.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Business Combination Marketing Agreement

At the closing of the offering, the Company engaged I-Bankers and Dawson James as advisors in connection with the Company’s business combination to (i) assist the Company in preparing presentations for each potential business combination; (ii) assist the Company in arranging meetings with stockholders, including making calls directly to stockholders, to discuss each potential business combination and each potential target’s attributes and providing regular market feedback, including written status reports, from these meetings and participate in direct interaction with stockholders, in all cases to the extent legally permissible; (iii) introduce The Company to potential investors to purchase securities in connection with each potential business combination; and assist the Company with the preparation of any press releases and filings related to each potential business combination or target. Pursuant to the business combination marketing agreement, I-Bankers and Dawson James are not obligated to assist the Company in identifying or evaluating possible acquisition candidates. Pursuant to the Company’s agreement with I-Bankers and Dawson James, the advisory fees payable to I-Bankers and Dawson James will collectively be 3.5% of the gross proceeds of this offering, including the proceeds from the full exercise of the underwriters’ over-allotment option.

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
SEPTEMBER 30, 2022
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

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by the stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (prior to consummation of the initial Business Combination). The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. At September 30, 2022 and December 31, 2021, there were 4,762,500 and 4,312,500 shares of common stock issued and outstanding, respectively.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred share with a par value of $0.0001 per stock with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Warrants — As of September 30, 2022 and December 31, 2021, there were 17,250,000 and 0 Public Warrants outstanding, respectively. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2022, assets held in the Trust Account were comprised of $176,053,517 in a money market fund which is invested primarily in U.S. Treasury Securities. Through September 30, 2022, Company did not withdraw any of the income earned on the Trust Account. U.S. Treasury Securities are accounted for as trading securities and accordingly, changes in fair value are recorded in the condensed statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2022	Level	Fair Value
Assets:
Investment held in Trust Account –Money Market Fund	1	$176,053,517

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Global Blockchain Sponsor, LLC. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Global Blockchain Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $367,422, which consists of interest income on marketable securities held in the Trust Account of $791,293, offset by the formation and operational costs of $268,104 and provision for income taxes of $155,767.

For the nine months ended September 30, 2022, we had a net income of $274,389, which consists of interest income on marketable securities held in the Trust Account of $966,017, offset by the formation and operational costs of $509,868 and provision for income taxes of $181,760.

For the three months ended September 30, 2021, we had net loss of $304, which consists solely of formation and operational costs.

For the period from March 18, 2021 (inception) through September 30, 2021, we had net loss of $304, which consists solely of formation and operational costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,108,412. Net income of $274,389 was affected by interest earned on marketable securities held in the Trust Account of $966,017. Changes in operating assets and liabilities used $416,784 of cash for operating activities.

For the period from March 18, 2021 (inception) through September 30, 2021, we had no cash used in operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $176,053,517 (including approximately $966,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022 we had cash of $827,818. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our executive officers a monthly fee of $5,000 for office space, utilities, secretarial support and other administrative and consulting services. We began incurring these fees on May 9, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On May 12, 2022, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 2,250,000 Units for gross proceeds of $22,500,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 8,537,500 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $8,537,500.A total of $175,087,500 was deposited into the Trust Account.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Max Hooper
	Name:	Max Hooper
	Title:	Chief Executive Officer

Date: November 14, 2022	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer