Form 10-K/A
period 2022-12-31
Global Blockchain Acquisition Corp.
filed 2023-05-17
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The Annual Report on Form 10-K filed by Global Blockchain Acquisition Corp. with the Securities and Exchange Commission on March 31, 2023 (the “Original Form 10-K”): (i) failed to include the city and state of the Company’s independent registered public accounting firm underneath the conformed signature for the Report of Independent Registered Public Accounting Firm (the “Audit Report”),” and (ii) included an incorrect date related to the incorporation date of the Company.

This Amendment No. 1 to the Original Form 10-K (the “Form 10-K/A”) is being filed solely for the purpose of correcting such errors.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

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

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Form S-1 file no 333-264396)
3.2	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 file no 333-264396)
4.1	Warrant Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
4.2	Rights Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to exhibit 4.2 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
4.3	Description of Registrant’s Securities (incorporated by reference to exhibit 4.3 of the Annual Report on Form 10-K, filed with the SEC on March 31, 2023)
10.1	Letter Agreement, dated May 9, 2022, by and among the Company, Global Blockchain Sponsor, LLC and each of the officers and directors of the Company (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
10.2	Investment Management Trust Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
10.3	Registration Rights Agreement, dated May 9, 2022, by and among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1 file no. 333-264396)
10.5	Administrative Services Agreement, dated May 9, 2022, by and between the Company and Global Blockchain Management Co., LLC (incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
10.6	Business Combination Marketing Agreement dated May 9, 2022 between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to exhibit 1.2 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1 file no. 333-264396)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

New York, New York

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

The Company was formed on March 18, 2021. On May 12, 2022, the Company completed the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3.

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

Date: May 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Max Hooper	Chief Executive Officer, President, and Director	May 16, 2023
Max Hooper	(Principal Executive Officer)

/s/ Jonathan Morris	Chief Financial Officer and Secretary	May 16, 2023
Jonathan Morris	(Principal Financial and Accounting Officer)

/s/ David Metcalf	Chairman	May 16, 2023
David Metcalf

/s/ Allen Weiss	Director	May 16, 2023
Allen Weiss

/s/ David Ruttenberg	Director	May 16, 2023
David Ruttenberg

/s/ Katya Fisher	Director	May 16, 2023
Katya Fisher

/s/ Chris Ensey	Director	May 16, 2023
Chris Ensey

/s/ Paul C. Jeffries	Director	May 16, 2023
Paul C. Jeffries