Form 10-Q
period 2023-03-31
Global Blockchain Acquisition Corp.
filed 2023-05-22
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 22, 2023, there were 22,012,500 shares of common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets
Cash	$81,897	$765,243
Prepaid expenses	476,133	528,415
Due from related party	404,946	22,740
Total Current Assets	962,976	1,316,398

Marketable securities held in Trust Account	179,462,934	177,564,388
TOTAL ASSETS	$180,425,910	$178,880,786

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs and expenses	$186,086	$240,602
Income taxes payable	874,788	486,593
Total Liabilities	1,060,874	727,195

Commitments and contingencies
Common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.34 and $10.26 as of March 31, 2023 and December 31, 2022, respectively	178,378,367	176,918,016

Stockholders’ Equity
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,762,500 shares issued and outstanding, excluding 17,250,000 shares subject to possible redemption, as of March 31, 2023 and December 31, 2022, respectively	476	476
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	—	10,482
Retained earnings	986,193	1,224,617
Total Stockholders’ Equity	986,669	1,235,575
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY	$180,425,910	$178,880,786

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operational costs	$298,906	$7,990
Loss from operations	(298,906)	(7,990)

Other income:
Interest earned on marketable securities held in Trust Account	1,898,546	—
Total other income	1,898,546	—

Income (Loss) before provision for income taxes	1,599,640	(7,990)
Provision for income taxes	(388,195)	—
Net income (loss)	$1,211,445	$(7,990)

Weighted average shares outstanding of redeemable shares	17,250,000	—
Basic and diluted net income per common share, redeemable shares	$0.06	$—
Weighted average shares outstanding of non-redeemable shares(1)	4,762,500	3,750,000
Basic and diluted net income (loss) per common share, non-redeemable shares	$0.06	$(0.00)

(1)	For the three months ended March 31, 2022, this number excluded up to 562,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Upon the closing of the Initial Public Offering, the underwriters exercised their full over-allotment option (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – December 31, 2022	4,762,500	$476	$10,482	$1,224,617	$1,235,575

Accretion of stock subject to redemption amount	—	—	(10,482)	(1,449,869)	(1,460,351)

Net income	—	—	—	1,211,445	1,211,445

Balance – March 31, 2023 (unaudited)	4,762,500	$476	$—	$986,193	$986,669

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021(1)	4,312,500	$431	$24,569	$(7,048)	$17,952

Net loss	—	—	—	(7,990)	(7,990)
Balance – March 31, 2022 (Unaudited)	4,312,500	$431	$24,569	$(15,038)	$9,962

(1)	For the three months ended March 31, 2022, this number included up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Upon the closing of the Initial Public Offering, the underwriters exercised their full over-allotment option (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,211,445	$(7,990)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,898,546)	—
Changes in operating assets and liabilities:
Prepaid expenses	52,282	—
Accrued offering costs and expenses	(54,516)	1,505
Due from related party	(382,206)	(656)
Income taxes payable	388,195	—
Net cash used in operating activities	(683,346)	(7,141)

Cash Flows from Financing Activities:
Payment of deferred offering costs	—	(55,408)
Net cash used in financing activities	—	(55,408)

Net Change in Cash	(683,346)	(62,549)
Cash – Beginning of period	765,243	464,071
Cash – End of period	$81,897	$401,522

Non-cash financing activities:
Deferred offering costs included in accrued offerings costs	$—	$219,690

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
MARCH 31, 2023
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

If the Company is unable to complete an initial Business Combination within 15 months of the closing of the Initial Public Offering, or August 5, 2023 (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination)., it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fail to complete its Business Combination within the combination period.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

Liquidity and Going Concern

As of March 31, 2023, the Company had $81,897 in operating cash, $179,462,934 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $97,898. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company's liquidity position and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 5, 2023.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

As of March 31, 2023 and December 31, 2022, there were no amounts recorded under deferred offering costs in the accompanying condensed balance sheets.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

At March 31, 2023 and December 31, 2022, the common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,379,730)
Common stock issuance costs	(7,256,606)
Plus:
Accretion of carrying value to redemption value	15,054,352
Common stock subject to possible redemption, December 31, 2022	$176,918,016
Plus:
Accretion of carrying value to redemption value	1,460,351
Common stock subject to possible redemption, March 31, 2023	$178,378,367

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 24.27% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net income (loss)	$949,344	$262,101	$—	$(7,990)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,762,500	—	3,750,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.00)

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Administrative Services Agreement

The Company entered into an agreement, commencing on May 9, 2022, to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $18,000 and $1,500 for these services, respectively.

Promissory Note — Related Party

On August 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there were no outstanding under the Promissory Note. The outstanding amount of $546,343 was repaid at the closing of the Initial Public Offering on May 12, 2022. Borrowings under the Promissory Note are no longer available.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

Due from Related Party

As of March 31, 2023 an amount of $404,946 is due to the Company from the Sponsor for funds held outside the operating account to be under the $250,000 Federal Deposit Insurable Corporation (“FDIC”) threshold. As of December 31, 2022 an amount of $22,740 is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf and a sum of the funds to be held outside of trust for working capital purposes of approximately $22,000.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock with a par value of $0.0001 each. On August 17, 2021, the Company issued 4,312,500 shares of common stock to its initial stockholders for $25,000, or approximately $0.006 per share. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by the stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (prior to consummation of the initial Business Combination). The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. At March 31, 2023 and December 31, 2022, there were 4,762,500 shares of common stock issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per stock with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Warrants — As of March 31, 2023 and December 31, 2022, there were 17,250,000 Public Warrants outstanding. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(Unaudited)

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

At March 31, 2023, assets held in the Trust Account were comprised of $179,462,934 in a money market fund which is invested primarily in U.S. Treasury Securities. Through March 31, 2023, Company did not withdraw any of the income earned on the Trust Account. U.S. Treasury Securities are accounted for as trading securities and accordingly, changes in fair value are recorded in the statements of operations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2023	Level	Fair Value
Assets:
Investments held in Trust Account –Money Market Fund	1	$179,462,934

December 31, 2022	Level	Fair Value
Assets:
Investments held in Trust Account –Money Market Fund	1	$177,564,388

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than below.

On May 1, 2023, First Republic Bank became insolvent. Federal regulators seized the assets of the bank and negotiated a sale of its assets to JP Morgan Chase. The Company held deposits with this bank. As a result of the sale of the assets to JP Morgan Chase, the Company’s insured and uninsured deposits are held at JP Morgan Chase.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $1,211,445, which consists of interest income on marketable securities held in the Trust Account of $1,898,546, offset by the formation and operational costs of $298,906 and provision for income taxes of $388,195.

For the three months ended March 31, 2022 we had a net loss of $7,990, which was comprised franchise taxes, formation and operating costs.

Liquidity and Capital Resources

On May 12, 2022, we completed the Initial Public Offering of $17,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 8,537,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8,537,500.

On May 12, 2022, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,250,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $2,250,000.

For the three months ended March 31, 2023, cash used in operating activities was $683,346. Net income of $1,211,445 was affected by interest earned on marketable securities held in the Trust Account of $1,898,546. Changes in operating assets and liabilities used $3,755 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $7,141. Net loss of $7,990 was affected by changes in operating assets and liabilities provided $849 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $179,462,934 (including approximately $4,375,434 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2023 we had cash of $81,897. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At March 31, 2023 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 12, 2022, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 2,250,000 Units for gross proceeds of $22,500,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 8,537,500 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $8,537,500. A total of $175,087,500 was deposited into the Trust Account.

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

Not applicable

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Max Hooper
	Name:	Max Hooper
	Title:	Chief Executive Officer

Date: May 22, 2023	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer