Form 10-Q
period 2023-06-30
Global Blockchain Acquisition Corp.
filed 2023-08-14
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were  7,191,880 shares of common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,007,688	$765,243
Prepaid expenses	359,787	528,415
Due from related party	32,900	22,740
Total Current Assets	1,400,375	1,316,398

Marketable securities held in Trust Account	180,288,751	177,564,388
TOTAL ASSETS	$181,689,126	$178,880,786

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs and expenses	$193,282	$240,602
Income taxes payable	678,349	486,593
Total Liabilities	871,631	727,195

Commitments and contingencies
Common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.44 and $10.26 as of June 30, 2023 and December 31, 2022, respectively	180,005,623	176,918,016

Stockholders’ Equity
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,762,500 shares issued and outstanding, excluding 17,250,000 shares subject to possible redemption, as of June 30, 2023 and December 31, 2022, respectively	476	476
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	—	10,482
Retained earnings	811,396	1,224,617
Total Stockholders’ Equity	811,872	1,235,575
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY	$181,689,126	$178,880,786

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operational costs	$224,797	$233,774	$523,703	$241,764
Loss from operations	(224,797)	(233,774)	(523,703)	(241,764)

Other income:
Interest earned on marketable securities held in Trust Account	2,109,817	174,724	4,008,363	174,724
Total other income	2,109,817	174,724	4,008,363	174,724

Income (loss) before provision for income taxes	1,885,020	(59,050)	3,484,660	(67,040)
Provision for income taxes	(432,561)	(25,993)	(820,756)	(25,993)
Net income (loss)	$1,452,459	$(85,043)	$2,663,904	$(93,033)

Weighted average shares outstanding of redeemable shares	17,250,000	9,453,297	17,250,000	4,752,762
Basic and diluted net income (loss) per common share, redeemable shares	$0.07	$(0.01)	$0.12	$(0.01)

Weighted average shares outstanding of non-redeemable shares	4,762,500	4,295,192	4,762,500	4,025,625
Basic and diluted net income (loss) per common share, non-redeemable shares	$0.07	$(0.01)	$0.12	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2022	4,762,500	$476	$10,482	$1,224,617	$1,235,575
Accretion of stock subject to redemption amount	—	—	(10,482)	(1,449,869)	(1,460,351)
Net income	—	—	—	1,211,445	1,211,445
Balance – March 31, 2023 (unaudited)	4,762,500	476	—	986,193	986,669
Accretion of stock subject to redemption amount	—	—	—	(1,627,256)	(1,627,256)
Net income	—	—	—	1,452,459	1,452,459
Balance – June 30, 2023 (unaudited)	4,762,500	$476	$—	$811,396	$811,872

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	4,312,500	$431	$24,569	$(7,048)	$17,952
Net loss	—	—	—	(7,990)	(7,990)
Balance – March 31, 2022 (unaudited)	4,312,500	431	24,569	(15,038)	9,962
Sale of 8,537,500 Private Placement Warrants	—	—	8,537,500	—	8,537,500
Issuance of Representative Shares	450,000	45	3,463,629	—	3,463,674
Fair value of Public Warrants at issuance	—	—	3,379,730	—	3,379,730
Allocated value of transaction costs to Common Stock	—	—	(340,594)	—	(340,594)
Accretion of stock subject to redemption amount	—	—	(13,322,073)	—	(13,322,073)
Net loss	—	—	—	(85,043)	(85,043)
Balance – June 30, 2022 (unaudited)	4,762,500	$476	$1,742,761	$(100,081)	$1,643,156

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,663,904	$(93,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,008,363)	(174,724)
Changes in operating assets and liabilities:
Prepaid expenses	168,628	(734,548)
Accrued offering costs and expenses	(47,320)	87,194
Due from related party	(10,160)	(22,740)
Income taxes payable	191,756	25,993
Net cash used in operating activities	(1,041,555)	(911,858)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(175,087,500)
Cash withdrawn from Trust Account to pay franchise and income taxes	1,284,000
Net cash provided by (used in) investing activities	1,284,000	(175,087,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Warrants	—	8,537,500
Repayment of promissory note – related party	—	(546,343)
Payment of deferred offering costs	—	(481,498)
Net cash provided by financing activities	—	176,559,659

Net Change in Cash	242,445	560,301
Cash – Beginning of period	765,243	464,071
Cash – End of period	$1,007,688	$1,024,372

Supplementary cash flow information:
Cash paid for taxes	$629,000	$—

Non-cash financing activities:
Offering costs included in accrued offerings costs	$—	$95,000
Issuance of Representative Shares as consideration for transaction costs	$—	$3,463,674

The accompanying notes are an integral part of the unaudited condensed financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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

If the Company is unable to complete an initial Business Combination prior to May 12, 2024 (if the Company extends the period of time to consummate a Business Combination), it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fail to complete its Business Combination within the combination period.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Liquidity and Going Concern

As of June 30, 2023, the Company had $1,007,688 in operating cash, $180,288,751 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $528,744. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until as late as May 12, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company's liquidity position and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 12, 2024.

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
JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, there were no amounts recorded under deferred offering costs in the accompanying condensed balance sheets.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent deficit section of the Company’s balance sheets.

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

At June 30, 2023 and December 31, 2022, the common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,379,730)
Common stock issuance costs	(7,256,606)
Plus:
Accretion of carrying value to redemption value	15,054,352
Common stock subject to possible redemption, December 31, 2022	176,918,016
Plus:
Accretion of carrying value to redemption value	3,087,607
Common stock subject to possible redemption, June 30, 2023	$180,005,623

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 22.95% and 44.02% for the three months ended June 30, 2023 and 2022, respectively, and 23.55% and 38.77% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The Company’s condensed statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income (loss) per common share, basic and diluted, for common stock is calculated by dividing the net income (loss), adjusted for income (loss) attributable to redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of common stock outstanding for the period. Common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net income (loss)	$1,138,213	$314,246	$(58,475)	$(26,569)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,762,500	9,453,297	4,295,192
Basic and diluted net income (loss) per common share	$0.07	$0.07	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2023		2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net income (loss)	$2,087,557	$576,347	$(50,370)	$(42,663)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,762,500	4,752,762	4,025,625
Basic and diluted net income (loss) per common share	$0.12	$0.12	$(0.01)	$(0.01)

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a purchase price of $10.00 per Unit. Each unit that the Company sold in the Initial Public Offering had a price of $10.00 and consists of one share of common stock, one redeemable warrant, and one right, which right entitles the holder to one-tenth share of common stock upon the consummation the Business Combination.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on May 9, 2022, to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $18,000 and $36,000 for these services, respectively. For the three and six months ended June 30, 2022, the Company incurred $1,500 and $13,000 for these services, respectively.

Promissory Note — Related Party

On August 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there were no outstanding under the Promissory Note. The outstanding amount of $546,343 was repaid at the closing of the Initial Public Offering on May 12, 2022. Borrowings under the Promissory Note are no longer available.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

Due from Related Party

As of June 30, 2023 an amount of $32,900 is due to the Company from the Sponsor for funds held outside the operating account. The original purpose of the funds held outside the operating account was to be under the $250,000 Federal Deposit Insurable Corporation (“FDIC”) threshold. As of December 31, 2022 an amount of $22,740 is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf and a sum of the funds to be held outside of trust for working capital purposes of approximately $22,000.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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
JUNE 30, 2023

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

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by the stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (prior to consummation of the initial Business Combination). The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. At June 30, 2023 and December 31, 2022, there were 4,762,500 shares of common stock issued and outstanding, excluding 17,250,000 shares subject to possible redemption.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per stock with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Warrants — As of June 30, 2023 and December 31, 2022, there were 17,250,000 Public Warrants outstanding. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

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
JUNE 30, 2023

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

At June 30, 2023, assets held in the Trust Account were comprised of $180,288,751 in a money market fund which is invested primarily in U.S. Treasury Securities. Through June 30, 2023, Company had withdrawn $1,284,000 of the income earned on the Trust Account to pay taxes obligations. U.S. Treasury Securities are accounted for as trading securities and accordingly, changes in fair value are recorded in the statements of operations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2023	Level	Fair Value
Assets:
Marketable securities held in Trust Account –Money Market Fund	1	$180,288,751

December 31, 2022	Level	Fair Value
Assets:
Marketable securities held in Trust Account –Money Market Fund	1	$177,564,388

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The Company held a meeting on August 8, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from August 12, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as May 12, 2024 (the “Extension”, and such extension date the “Extended Date”). In connection with the vote, 14,820,620 shares of the Company’s common stock were redeemed with a total redemption payment of $155,196,226.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Global Blockchain Acquisition Corp.. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Global Blockchain Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,452,459, which consists of interest income on marketable securities held in the Trust Account of $2,109,817, offset by the formation and operational costs of $224,797 and provision for income taxes of $432,561.

For the three months ended June 30, 2022, we had a net loss of $85,043, which consists of operating costs of $233,774 and provision for income taxes of $25,993, offset by interest income on marketable securities held in the Trust Account of $174,724.

For the six months ended June 30, 2023, we had net income of $2,663,904, which consists of interest income on marketable securities held in the Trust Account of $4,008,363, offset by the formation and operational costs of $523,703 and provision for income taxes of $820,756.

For the six months ended June 30, 2022, we had a net loss of $93,033, which consists of operating costs of $241,764 and provision for income taxes of $25,993, offset by interest income on marketable securities held in the Trust Account of $174,724.

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

For the six months ended June 30, 2023, cash used in operating activities was $1,041,555. Net income of $2,663,904 was affected by interest earned on marketable securities held in the Trust Account of $4,008,363. Changes in operating assets and liabilities provided $302,904 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $911,858. Net income of $ 93,033 was affected by interest earned on marketable securities held in the Trust Account of $174,724. Changes in operating assets and liabilities provided $644,101 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $180,288,751 (including approximately $5,201,251 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn $1,284,000 of interest earned from the Trust Account to pay taxes obligations.

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

As of June 30, 2023 we had cash of $1,007,688. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until as late as May 12, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 12, 2024.

The Company held a meeting on August 8, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from August 12, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as May 12, 2024 (the “Extension”, and such extension date the “Extended Date”). In connection with the vote, 14,820,620 shares of the Company’s common stock were redeemed with a total redemption payment of $155,196,226.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Prior to the closing of our Initial Public Offering, we engaged I-Bankers and Dawson James as advisors in connection with our business combination to (i) assist us in preparing presentations for each potential business combination; (ii) assist us in arranging meetings with our stockholders, including making calls directly to stockholders, to discuss each potential business combination and each potential target’s attributes and providing regular market feedback, including written status reports, from these meetings and participate in direct interaction with stockholders, in all cases to the extent legally permissible; (iii) introduce us to potential investors to purchase our securities in connection with each potential business combination; and assist us with the preparation of any press releases and filings related to each potential business combination or target. Pursuant to the business combination marketing agreement, I-Bankers and Dawson James are not obligated to assist us in identifying or evaluating possible acquisition candidates. Pursuant to our agreement with I-Bankers and Dawson James, the advisory fees payable to I-Bankers and Dawson James will collectively be 3.5% of the gross proceeds of the Initial Public Offering, including the proceeds from the full exercise of the underwriters’ over-allotment option.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2023 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Max Hooper
	Name:	Max Hooper
	Title:	Chief Executive Officer

Date: August 14, 2023	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer