Form 10-Q
period 2023-09-30
Global Blockchain Acquisition Corp.
filed 2023-11-15
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 14, 2023, there were 7,191,880 shares of common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2023 and 2022	3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$497,953	$765,243
Prepaid expenses	251,008	528,415
Due from related party	32,900	22,740
Total Current Assets	781,861	1,316,398

Marketable securities held in Trust Account	25,831,687	177,564,388
TOTAL ASSETS	$26,613,548	$178,880,786

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued offering costs and expenses	$255,266	$240,602
Income taxes payable	275,077	486,593
Total current liabilities	530,343	727,195

Excise taxes payable	1,551,962	—
Total Liabilities	2,082,305	727,195

Commitments and contingencies
Common stock subject to possible redemption, $0.0001 par value; 2,429,380 and 17,250,000 shares at redemption value of $10.61 and $10.26 as of September 30, 2023 and December 31, 2022, respectively	25,786,466	176,918,016

Stockholders’ (Deficit) Equity
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,762,500 shares issued and outstanding, excluding 17,250,000 shares subject to possible redemption, as of September 30, 2023 and December 31, 2022,	476	476
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	—	10,482
(Accumulated deficit) Retained earnings	(1,255,699)	1,224,617
Total Stockholders’ (Deficit) Equity	(1,255,223)	1,235,575
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$26,613,548	$178,880,786

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Formation and operational costs	$496,433	$268,104	$1,020,136	$509,868
Loss from operations	(496,433)	(268,104)	(1,020,136)	(509,868)

Other income:
Interest earned on marketable securities held in Trust Account	1,210,122	791,293	5,218,485	966,017
Total other income	1,210,122	791,293	5,218,485	966,017

Income before provision for income taxes	713,689	523,189	4,198,349	456,149
Provision for income taxes	(251,753)	(155,767)	(1,072,509)	(181,760)
Net income	$461,936	$367,422	$3,125,840	$274,389

Weighted average shares outstanding of redeemable shares	9,106,802	17,250,000	14,525,621	8,942,096
Basic and diluted net income per common share, redeemable shares	$0.03	$0.02	$0.16	$0.02

Weighted average shares outstanding of non-redeemable shares	4,762,500	4,762,500	4,762,500	4,274,862
Basic and diluted net income per common share, non-redeemable shares	$0.03	$0.02	$0.16	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	(Deficit) Equity
Balance – December 31, 2022	4,762,500	$476	$10,482	$1,224,617	$1,235,575
Accretion of stock subject to redemption amount	—	—	(10,482)	(1,449,869)	(1,460,351)
Net income	—	—	—	1,211,445	1,211,445
Balance – March 31, 2023 (unaudited)	4,762,500	476	—	986,193	986,669
Accretion of stock subject to redemption amount	—	—	—	(1,627,256)	(1,627,256)
Net income	—	—	—	1,452,459	1,452,459
Balance – June 30, 2023 (unaudited)	4,762,500	476	—	811,396	811,872
Accretion of stock subject to redemption amount	—	—	—	(977,069)	(977,069)
Excise taxes related to redemptions	—	—	—	(1,551,962)	(1,551,962)
Net income	—	—	—	461,936	461,936
Balance – September 30, 2023 (unaudited)	4,762,500	$476	$—	$(1,255,699)	$(1,255,223)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	4,312,500	$431	$24,569	$(7,048)	$17,952
Net loss	—	—	—	(7,990)	(7,990)
Balance – March 31, 2022 (unaudited)	4,312,500	431	24,569	(15,038)	9,962
Sale of 8,537,500 Private Placement Warrants	—	—	8,537,500	—	8,537,500
Issuance of Representative Shares	450,000	45	3,463,629	—	3,463,674
Fair value of Public Warrants at issuance	—	—	3,379,730	—	3,379,730
Allocated value of transaction costs to Common Stock	—	—	(340,594)	—	(340,594)
Accretion of stock subject to redemption amount	—	—	(13,322,073)	—	(13,322,073)
Net loss	—	—	—	(85,043)	(85,043)
Balance – June 30, 2022 (unaudited)	4,762,500	476	1,742,761	(100,081)	1,643,156
Accretion of stock subject to redemption amount	—	—	(585,526)	—	(585,526)
Net income	—	—	—	367,422	367,422
Balance – September 30, 2022 (unaudited)	4,762,500	$476	$1,157,235	$267,341	$1,425,052

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,125,840	$274,389
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,218,485)	(966,017)
Changes in operating assets and liabilities:
Prepaid expenses	277,407	(644,798)
Accrued offering costs and expenses	84,664	68,994
Due from related party	(10,160)	(22,740)
Income taxes payable	(211,516)	181,760
Net cash used in operating activities	(1,952,250)	(1,108,412)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(30,000)	(175,087,500)
Cash withdrawn from Trust Account to pay franchise and income taxes	1,784,960	—
Cash withdrawn from Trust Account in connection with redemption	155,196,226	—
Net cash provided by (used in) investing activities	156,951,186	(175,087,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Warrants	—	8,537,500
Repayment of promissory note – related party	—	(546,343)
Payment of deferred offering costs	(70,000)	(481,498)
Redemption of common stock	(155,196,226)	—
Net cash (used in) provided by financing activities	(155,266,226)	176,559,659

Net Change in Cash	(267,290)	363,747
Cash – Beginning of period	765,243	464,071
Cash – End of period	$497,953	$827,818

Supplementary cash flow information:
Cash paid for taxes	$1,284,025	$—

Non-cash financing activities:
Excise taxes payable related to redemptions	$1,551,962	$—
Offering costs included in accrued offerings costs	$—	$95,000
Issuance of Representative Shares as consideration for transaction costs	$—	$3,463,674

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Global Blockchain Acquisition Corp. (“Global Blockchain” or “GBBK”) is a blank check company incorporated in Delaware on March 18, 2021. Global Blockchain was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Global Blockchain has one wholly owned subsidiary, GB Merger Sub Inc., a Georgia corporation, which was formed on August 3, 2023. Global Blockchain and its subsidiary are collectively referred to as “the Company”.

On August 17, 2023, Global Blockchain entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub, Cardea Corporate Holdings, Inc., a Georgia corporation (“Cardea”), Dr. Max Hooper, an individual, in the capacity as representative for the Company and its subsidiaries, and Jordan Waring, an individual, in the capacity as the representative for shareholders of Cardea. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into Cardea, with Cardea surviving as a wholly-owned subsidiary of Global Blockchain (the “Business Combination”), and with Cardea’s equity holders receiving shares of Global Blockchain’s common stock.

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying target company for a Business Combination and entering into the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Liquidity and Going Concern

As of September 30, 2023, the Company had $497,953 in operating cash, $25,831,687 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $251,518. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until as late as May 12, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company’s liquidity position and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 12, 2024.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $7,597,200 were charged to common stock subject to possible redemption upon the completion of Initial Public Offering.

As of September 30, 2023 and December 31, 2022, there were no amounts recorded under deferred offering costs in the accompanying condensed consolidated balance sheets.

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

At September 30, 2023 and December 31, 2022, the common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,379,730)
Common stock issuance costs	(7,256,606)
Plus:
Accretion of carrying value to redemption value	15,054,352
Common stock subject to possible redemption, December 31, 2022	176,918,016
Less:
Redemptions	(155,196,226)
Plus:
Accretion of carrying value to redemption value	4,064,676
Common stock subject to possible redemption, September 30, 2023	$25,786,466

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (35.27%) and (29.77)% for the three months ended September 30, 2023 and 2022, respectively, and (25.55%) and 39.85% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s condensed consolidated statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income (loss) per common share, basic and diluted, for common stock is calculated by dividing the net income (loss), adjusted for income (loss) attributable to redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of common stock outstanding for the period. Common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023		2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net income	$303,314	$158,622	$287,929	$79,493
Denominator:
Basic and diluted weighted average shares outstanding	9,106,802	4,762,500	17,250,000	4,762,500
Basic and diluted net income per common share	$0.03	$0.03	$0.02	$0.02

	For the Nine Months Ended September 30,
	2023		2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net income	$2,354,028	$771,812	$185,641	$88,748
Denominator:
Basic and diluted weighted average shares outstanding	14,525,621	4,762,500	8,942,096	4,274,862
Basic and diluted net income per common share	$0.16	$0.16	$0.02	$0.02

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on May 9, 2022, to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred $15,000 and $45,000 for these services, respectively. For the three and nine months ended September 30, 2022, the Company incurred $15,000 and $25,000 for these services, respectively.

Promissory Note — Related Party

On August 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there were no outstanding amounts under the Promissory Note. The outstanding amount of $546,343 was repaid at the closing of the Initial Public Offering on May 12, 2022. Borrowings under the Promissory Note are no longer available.

Due from Related Party

As of September 30, 2023 an amount of $32,900 is due to the Company from the Sponsor for funds held outside the operating account. The original purpose of the funds held outside the operating account was to be under the $250,000 Federal Deposit Insurable Corporation (“FDIC”) threshold. As of December 31, 2022 an amount of $22,740 is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf and a sum of the funds to be held outside of trust for working capital purposes of approximately $22,000.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

Excise Taxes Payable

On August 8, 2023, the Company’s stockholders redeemed 14,820,620 shares of common stock for a total of $155,196,226. The Company evaluated the classification and accounting of the excise tax related to the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, the Company recorded $1,551,962 of excise tax liability calculated as 1% of shares redeemed.

Merger Agreement

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Cardea (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Cardea continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of GBBK. In the Merger, (i) all shares of Cardea common stock (together, “Cardea Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration (as defined below); and (ii) any securities of Cardea convertible into Cardea Stock, if not exercised or converted prior to the effective time of the Closing will be cancelled, retired, and terminated and cease to represent a right to acquire, be exchanged for or convert into Cardea Stock. At the Closing, GBBK will change its name to “Cardea Capital Holdings, Inc.”

Merger Consideration

The aggregate merger consideration to be paid pursuant to the Merger Agreement to Cardea Shareholders as of immediately prior to the Effective Time (“Cardea Shareholders”) will be an amount equal to $175,000,000, subject to adjustments for Cardea’s closing net working capital, closing net debt and unpaid transaction expenses (the “Merger Consideration”), plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. The Merger Consideration to be paid to Cardea Shareholders will be paid solely by the delivery of new shares of GBBK common stock, with each valued at the price per share (the “Redemption Price”) at which each GBBK share of common stock is redeemed or converted pursuant to the redemption by GBBK of its public stockholders in connection with GBBK’s initial business combination, as required by GBBK’s amended and restated certificate of incorporation and by-laws and GBBK’s initial public offering prospectus (the “Redemption”). The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.

The Merger Consideration will be allocated among the holders of Cardea’s common stock, pro rata amongst them based on the number of shares of Cardea common stock owned by such shareholder provided, however, that the Merger Consideration otherwise payable to Cardea Shareholders is subject to the withholding of the Escrow Shares (as defined below) and is subject to reduction for indemnification obligations and purchase price adjustments.

Escrow Shares

At the Closing, one percent (1%) of the Merger Consideration (the “Escrow Shares”) otherwise issuable to the Cardea Stockholders (allocated pro rata among the Cardea Stockholders based on the Merger Consideration otherwise issuable to them at the Closing) will be deposited into a segregated escrow account with Continental Stock Transfer & Trust Company (or such other escrow agent reasonably acceptable to GBBK and Cardea), as escrow agent, and held in escrow together with any dividends, distributions or other income on the Escrow Shares (the “Escrow Property”) in accordance with an escrow agreement to be entered into in connection with the Transactions (the “Escrow Agreement”). The Escrow Property will be held in the escrow account for a period of twelve (12) months after the Closing as the sole and exclusive source of payment for any post-Closing purchase price adjustments and indemnification claims (other than fraud claims). The Cardea Stockholders will have the right to vote the Escrow Shares while they are held in escrow.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Earnout

In addition to the Merger Consideration set forth above, the Cardea Stockholders will also have a contingent right to receive up to an additional 3,500,000 shares of GBBK common stock (the “Earnout Shares”) after the Closing based on the price performance of the GBBK common stock during the two (2) year period following the Closing (the “Earnout Period”). The Earnout Shares shall be earned and payable during the Earnout Period if the daily dollar volume-weighted average price (“VWAP”) of GBBK’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30 trading day period.

If there is a final determination that the Cardea Stockholders are entitled to receive Earnout Shares, then such Earnout Shares will be allocated pro rata amongst the Cardea Stockholders. The number of shares of GBBK common stock constituting any earnout payment shall be equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing.

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

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

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by the stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (prior to consummation of the initial Business Combination). The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. At September 30, 2023 and December 31, 2022, there were 4,762,500 shares of common stock issued and outstanding, excluding 2,429,380 and 17,250,000 shares subject to possible redemption, respectively.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per stock with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Warrants — As of September 30, 2023 and December 31, 2022, there were 17,250,000 Public Warrants outstanding. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

At September 30, 2023, assets held in the Trust Account were comprised of $25,831,687 in a money market fund which is invested primarily in U.S. Treasury Securities. Through September 30, 2023, the Company had withdrawn $1,784,960 of the income earned on the Trust Account to pay taxes obligations. U.S. Treasury Securities are accounted for as trading securities and accordingly, changes in fair value are recorded in the statements of operations.

At December 31, 2022, assets held in the Trust Account were comprised of $177,564,388 in a money market fund which is invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company did not withdraw any of the income earned on the Trust Account. U.S. Treasury Securities are accounted for as trading securities and accordingly, changes in fair value are recorded in the statements of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2023	Level	Fair Value
Assets:
Marketable securities held in Trust Account –Money Market Fund	1	$25,831,687

December 31, 2022	Level	Fair Value
Assets:
Marketable securities held in Trust Account –Money Market Fund	1	$177,564,388

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Global Blockchain Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Global Blockchain Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On August 17, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub, Cardea Corporate Holdings, Inc., a Georgia corporation (“Cardea”), Dr. Max Hooper, an individual, in the capacity as representative for the Company and its subsidiaries, and Jordan Waring, an individual, in the capacity as the representative for shareholders of Cardea. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into Cardea, with Cardea surviving as a wholly-owned subsidiary of the Global Blockchain (the “Business Combination”), and with Cardea’s equity holders receiving shares of the Global Blockchain common stock.

For a description of the Merger Agreement, see Note 6. Commitments And Contingencies.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $461,936, which consists of interest income on marketable securities held in the Trust Account of $1,210,122, offset by the formation and operational costs of $496,433 and provision for income taxes of $251,753.

For the three months ended September 30, 2022, we had a net income of $367,422, which consists of interest income on marketable securities held in the Trust Account of $791,293, offset by the formation and operational costs of $268,104 and provision for income taxes of $155,767.

For the nine months ended September 30, 2023, we had net income of $3,125,840, which consists of interest income on marketable securities held in the Trust Account of $5,218,485, offset by the formation and operational costs of $1,020,136 and provision for income taxes of $1,072,509.

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

For the nine months ended September 30, 2023, cash used in operating activities was $1,952,250. Net income of $3,125,840 was affected by interest earned on marketable securities held in the Trust Account of $5,218,485. Changes in operating assets and liabilities provided $140,395 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $1,108,412. Net income of $274,389 was affected by interest earned on marketable securities held in the Trust Account of $966,017. Changes in operating assets and liabilities used $416,784 of cash for operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $25,831,687 (including approximately $1,143,480 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have withdrawn $1,784,960 of interest earned from the Trust Account to pay taxes obligations.

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

As of September 30, 2023 we had cash of $497,953. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

We may not be able to complete the Business Combination pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the Merger Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

There is currently uncertainty concerning the applicability of the Investment Company Act to blank check companies, or SPACs, including companies like ours. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we were to liquidate, our warrants will expire worthless. This will also cause you to lose the investment opportunity in connection with the Business Combination and any other target company, and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or is ultimately prohibited.

None of the members of the Company’s sponsor group is, is controlled by, or has substantial ties with a foreign person and therefore, we believe, will not be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS). However, our initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within the time period as required by our certificate of incorporation because the review process extends beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.15 per share, without taking into account any interest earned on IPO proceeds held in the Trust Account, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company, and the chance of realizing future gains on your investment through any price appreciation in the combined company.

A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions by Company of its shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (“IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations.

The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. In this regard, on December 27, 2022, the Treasury and the Internal Revenue Service issued a notice announcing their intent to issue proposed regulations addressing the application of the excise tax, and describing certain rules on which taxpayers may rely prior to the issuance of such proposed regulations (the “Notice”).

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Redemption Event may be subject to the excise tax. Pursuant to the rules set forth in the Notice, however, redemptions in connection with a liquidation of the Company are generally not subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other future guidance from the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined, however, the proceeds placed in the Trust Account in connection with the Company’s IPO and any additional amounts deposited into the Trust Account, including any interest earned thereon, shall not be used to pay for potential excise taxes due under the Inflation Reduction Act of 2022. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Agreement and Plan of Merger, dated as of August 17, 2023 by and among GBBK, Merger Sub, Purchaser Representative, Cardea and Seller Representative (incorporated by reference to exhibit 2.1 of the Form 8-K filed August 23, 2023)
10.1	Form of Voting Agreement (incorporated by reference to exhibit 2.1 of the Form 8-K filed August 23, 2023)
10.2	Form of Lock-Up Agreement (incorporated by reference to exhibit 2.1 of the Form 8-K filed August 23, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). GBBK agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

Date: November 14, 2023	By:	/s/ Max Hooper
	Name:	Max Hooper
	Title:	Chief Executive Officer

Date: November 14, 2023	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer