Form 10-K
period 2023-12-31
Global Blockchain Acquisition Corp.
filed 2024-04-26
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing price for the common stock on June 30, 2023, as reported on the Nasdaq Stock Market was $180,090,000 (based on the closing sales price of the common stock on June 30, 2023 of $10.44). Shares of the Company’s Common Stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of April 26, 2023, 7,191,880 shares of Company common stock, par value $0.0001 were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“combination period” means the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends April 12, 2024, unless extended monthly in accordance with our charter, until ultimately as late as May 12, 2024, unless we amend our charter to further extend the period of time to consummate a business combination;

●	“Dawson James” are to Dawson James Securities, Inc.;

●	“founder shares” are to shares of our common stock purchased by our sponsor in a private placement prior to our initial public offering;

●	“I-Bankers” are to I-Bankers Securities, Inc.;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued in a private placement to our sponsor, I-Bankers, and Dawson James simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not our initial stockholders or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“rights” are to the rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to Global Blockchain Sponsor, LLC, a limited liability company;

●	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “Global Blockchain,” “company” or “our company” are to Global Blockchain Acquisition Corp., a Delaware corporation.

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

Recent Developments

Proposed Business Combination

On August 17, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GB Merger Sub, Inc., a Georgia corporation and wholly-owned subsidiary of Global Blockchain (“Merger Sub”), Cardea Corporate Holdings, Inc., a Georgia corporation (“Cardea”), Dr. Max Hooper, an individual, in the capacity as representative for the Company and its subsidiaries, and Jordan Waring, an individual, in the capacity as the representative for shareholders of Cardea. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into Cardea, with Cardea surviving as a wholly-owned subsidiary of Global Blockchain (the “Business Combination”), and with Cardea’s equity holders receiving shares of Global Blockchain common stock.

The Business Combination is subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Global Blockchain and Cardea. There is no assurance that the Business Combination will be completed.

The aggregate merger consideration to be paid pursuant to the Merger Agreement to Cardea shareholders as of immediately prior to the Effective Time (“Cardea Shareholders”) will be an amount equal to $175,000,000, subject to adjustments for Cardea’s closing net working capital, closing net debt and unpaid transaction expenses (the “Merger Consideration”), plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. The Merger Consideration to be paid to Cardea Shareholders will be paid solely by the delivery of new shares of Global Blockchain common stock, with each share valued at the price per share (the “Redemption Price”) at which each Global Blockchain share of common stock is redeemed or converted pursuant to the redemption by Global Blockchain of its public stockholders in connection with Global Blockchain’s initial business combination, as required by Global Blockchain’s amended and restated certificate of incorporation and by-laws and Global Blockchain’s initial public offering prospectus (the “Redemption”). The Merger Consideration will be subject to a post-Closing true-up 90 days after the Closing.

The Merger Consideration will be allocated among Cardea Shareholders, pro rata amongst them based on the number of shares of Cardea common stock owned by such shareholder provided, however, that the Merger Consideration otherwise payable to Cardea Shareholders is subject to the withholding of the Escrow Shares (as defined below) and is subject to reduction for indemnification obligations and purchase price adjustments.

At the Closing, one percent (1%) of the Merger Consideration (the “Escrow Shares”) otherwise issuable to the Cardea Stockholders (allocated pro rata among the Cardea Stockholders based on the Merger Consideration otherwise issuable to them at the Closing) will be deposited into a segregated escrow account with Continental Stock Transfer & Trust Company (or such other escrow agent reasonably acceptable to Global Blockchain and Cardea), as escrow agent, and held in escrow together with any dividends, distributions or other income on the Escrow Shares (the “Escrow Property”) in accordance with an escrow agreement to be entered into in connection with the Transactions (the “Escrow Agreement”). The Escrow Property will be held in the escrow account for a period of twelve (12) months after the Closing as the sole and exclusive source of payment for any post-Closing purchase price adjustments and indemnification claims (other than fraud claims). The Cardea Stockholders will have the right to vote the Escrow Shares while they are held in escrow.

In addition to the Merger Consideration set forth above, the Cardea Stockholders will also have a contingent right to receive up to an additional 3,500,000 shares of GBBK Class A common stock (the “Earnout Shares”) after the Closing based on the price performance of the GBBK Class A common stock during the two (2) year period following the Closing (the “Earnout Period”). The Earnout Shares shall be earned and payable during the Earnout Period if the daily dollar volume-weighted average price (“VWAP”) of GBBK’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30 trading day period.

If there is a final determination that the Cardea Stockholders are entitled to receive Earnout Shares, then such Earnout Shares will be allocated pro rata amongst the Cardea Stockholders. The number of shares of GBBK Class A common stock constituting any earnout payment shall be equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing.

Extension Meeting

The Company held a meeting on August 8, 2023 (the “Extension Meeting”), to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from August 12, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as May 12, 2024. In connection with the vote, 14,820,620 shares of the Company’s common stock were redeemed with a total redemption payment of $155,196,226.

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

Initial Business Combination

So long as we maintain a listing for our securities on the Nasdaq Global Market (“Nasdaq”), our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

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

Financial Position

We have funds available in the trust account for a business combination of approximately $26.3 million, as of December 31, 2023, assuming no further redemptions. This amount includes up to $6,037,500 of business combination marketing fee payable to I-Bankers and Dawson James, collectively. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

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

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

In connection with a special meeting of our stockholders, held on August 8, 2023, our stockholders elected to redeem 14,820,620 public shares of our common stock and to extend (the “Extension”) our business combination period monthly, for up to nine months, from August 12, 2023, ultimately until as late as May 12, 2023. As of December 31, 2023, we had 2,429,380 public shares of our common stock outstanding, and held approximately $26.3 million in the trust account. In connection with the Extension, each monthly extension shall require Global Blockchain or its designee to contribute $0.05, per public share outstanding, to the trust account.

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was anticipated to be approximately $10.15 per public share. This amount has increased as a result of contributions to the trust account in connection with the Extension, as well as interest earned on the amounts held in the trust account. The. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the fee payable to I-Bankers and Dawson James pursuant to the business combination marketing agreement. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Ability to Extend Time to Complete Business Combination

We will have until the end of the combination period to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within the combination period, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months, subject to the sponsor depositing additional funds into the trust account as set out below. In connection with a special meeting of our stockholders, held on August 8, 2023, the Global Blockchain stockholders elected to redeem 14,820,620 public shares of our common stock and to extend our business combination period monthly, for up to nine months, from August 12, 2023, ultimately until as late as May 12, 2024. The aggregate of 14,820,620 public shares redeemed in connection with the extension represented approximately 75.1% of the total shares of common stock outstanding following our IPO and approximately 95.6% of the public shares previously outstanding. In connection with this extension, each monthly extension shall require Global Blockchain or its designee to contribute $0.05, per public share outstanding, to the Trust account. Any such payments have been and will be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we choose to extend the period of time to consummate a business combination as set forth herein, you will not have the ability to vote or redeem your shares of common stock in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares of common stock in connection with that business combination.

See “Recent Developments - Extension Meeting” above for information about our extension of the combination period from our shareholders.

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

We are now required to evaluate our internal control procedures each fiscal year, which began with the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Unlike many other blank check companies, in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. Our sponsor owns 60.0% of our outstanding shares of common stock. As a result, if we seek stockholder approval of our initial business combination, it is more likely that we will receive the necessary stockholder approval than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by the public stockholders. In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares to be voted in favor of our initial business combination to have such transaction approved.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $305,812 as of December 31, 2023 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. None of our initial stockholders, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. We do not expect to seek loans from parties other than our initial stockholders or an affiliate of our initial stockholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.15 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

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

Our initial stockholders own 60.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in our initial public offering or additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk, which may make us susceptible to heightened cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders

As of April 25, 2024, there were 4 holders of record for our shares common stock, 4 holders of record of our warrants, and 1 holder of record of our rights.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 8, 2023, we held the Extension Meeting, at which our shareholders approved, among others, a proposal to extend the date we would be required to consummate a business combination from August 12, 2023 to May 12, 2024. In connection with the Extension Meeting, public stockholders holding an aggregate of 14,820,620 public shares of common stock exercised their right to redeem such shares for a per-share price, payable in cash, equal to the pro rata portion of the trust account established at the consummation of our initial public offering, calculated as of two business days prior to the consummation of the business combination. Following the redemption, there were 7,191,880 shares of common stock issued and outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2023	-	-
November 1 - November 30, 2023	-	-	-	-
December 1 - December 31, 2023	14,820,620	$10.50	-	-

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Proposed Business Combination

On August 17, 2023, we entered into a Merger Agreement with Merger Sub, Cardea, Dr. Max Hooper, an individual, in the capacity as representative for the Company and its subsidiaries, and Jordan Waring, an individual, in the capacity as the representative for shareholders of Cardea. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the Closing, Merger Sub will merge with and into Cardea, with Cardea surviving as a wholly-owned subsidiary of the Global Blockchain, and with Cardea’s equity holders receiving shares of the Global Blockchain common stock.

For a description of the Merger Agreement, see Note 6. Commitments And Contingencies.

Extension Meeting

The Company held a meeting on August 8, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from August 12, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as May 12, 2024. In connection with the vote, 14,820,620 shares of the Company’s common stock were redeemed with a total redemption payment of $155,196,226. If the Company is unable to complete a Business Combination within the combination period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) , subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $3,167,019, which consists of interest income on marketable securities held in the Trust Account of $5,562,129, offset by the formation and operational costs of $1,258,647 and provision for income taxes of $1,136,463.

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

For the year December 31, 2023, cash used in operating activities was $2,024,391. Net income of $3,167,019 was affected by interest earned on marketable securities held in the Trust Account of $5,562,129. Changes in operating assets and liabilities provided $370,719 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $1,170,987. Net income of $1,231,665 was affected by interest earned on marketable securities held in the Trust Account of $2,476,888. Changes in operating assets and liabilities used $74,236 of cash for operating activities.

As of December 31, 2023, we had marketable securities held in the Trust Account of $26,295,331 (including approximately $1,487,124 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we have withdrawn $1,784,960 of interest earned from the Trust Account to pay taxes obligations.

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

As of December 31, 2023 we had cash of $305,812. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per common share is the same as basic income per common share for the period presented.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of December 31, 2023 and 2022, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weakness in our internal controls over financial reporting related to the Company’s inadvertent disbursement from the withdrawn trust funds to pay general operating expenses, counter to the terms of the trust agreement. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation Process

To address this material weakness, management plans to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting. In particular, management’s plans include implementing enhanced controls and improved internal communications within the Company and its financial reporting advisors related to controls to ensure the Company has oversight of the cash availability for operating needs, including more clearly designating in the Company’s internal books and records the cash that is restricted in its use and the implementation of an additional layer of review of payments for operating expenses to ensure that restricted cash is not used for payment of general operating expenses, and conducting remedial training for management, relevant staff and service providers to reiterate and reinforce the terms of the trust agreement. Management’s remediation plan also includes the addition of a control requiring the Company’s audit committee to approve any withdrawals from the trust account and requiring the placement of such withdrawn funds in, a restricted account for the payment of taxes. We can offer no assurance that these initiatives will ultimately have the intended effects.

As of December 31, 2023, we continue to implement our remediation plan to address this material weakness, however until we are able to test the operational effectiveness of the controls, the material weakness will not be remediated.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that internal control over financial reporting were not effective as of December 31, 2023, due to material weakness in our internal controls over financial reporting related to the Company’s inadvertent disbursement from the Withdrawn Trust Funds to pay general operating expenses, counter to the terms of the trust agreement.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than the remediation plan described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the period covered by this Annual Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

David Metcalf, Ph. D — Chairman

Dr. Metcalf has served as Chairman of the company since May 9, 2022. Since 2018, Dr. Metcalf has served as General Partner & Managing Director at Global Blockchain Ventures and as a technology specialist. Dr. Metcalf has over 20 years’ experience in the design and research of web-based and mobile technologies converging to enable learning and health care. Since 2005, Dr. Metcalf has served as Director of the Mixed Emerging Technology Integration Lab (METIL) at UCF’s Institute for Simulation and Training, and formerly held leading roles for NASA from 1993 to 1997. Dr. Metcalf co-authored ”Blockchain Enabled Applications” (2017), “Blockchain in Healthcare” (2019), and “Blockchain Enabled Applications — Version Two” (2021). Dr. Metcalf has worked globally on many projects in and out of the US in enterprise, education, healthcare, and other areas. Dr. Metcalf has a long history working is simulation, mobile, learning, visualization systems, and quantum applications. Dr. Metcalf frequently presents at industry and research events shaping business strategy and discussing the use of technology to improve learning and human performance and serves on multiple Board of Directors that work to impact global problems. We believe Dr. Metcalf is well-qualified to serve as a director of the company based on his extensive leadership experience, learning, healthcare, web-based, and mobile technology, as well as his experience working in simulation, visualization systems, and quantum applications.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 25, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Max Hooper(4)	4,312,500	60.0%
Jonathan Morris(4)	—	—
David Metcalf(5)	—	—
Allen Weiss(5)	—	—
David Ruttenberg(5)	—	—
Katya Fisher(5)	—	—
Chris Ensey(5)	—	—
Paul C. Jeffries(5)	—	—
Global Blockchain Sponsor, LLC	4,312,500	60.0%
All directors, director nominees and executive officers as a group (8 individuals)	4,312,500	60.0%
Karpus Investment Management(6)	870,025	12.1%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 207 West 25th St, 9th Floor, New York, NY 10001.
(2)	Interests shown consist solely of founder shares.
(3)	Based on 7,191,880 shares of common stock outstanding.
(4)	Shares are held by Global Blockchain Sponsor, LLC, a limited liability company, of which Mr. Hooper is the sole manager. Members of this limited liability company include certain officers and directors of the company. Mr. Hooper disclaims beneficial ownership of the reported shares other than to the extent of their ultimate pecuniary interest therein.
(5)	Does not include any securities held by Global Blockchain Sponsor, LLC, a limited liability company, of which each person is a direct or indirect member. Each such person disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.
(6)	According to a Schedule 13G filed with the SEC on February 13, 2024 by Karpus Investment Management. Karpus is controlled by City of London Investment Group plc. The principal business address for Karpus Investment Management is 183 Sully’s Trail, Pittsford, New York 14534.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2023 and 2022, fees were approximately $82,160 and $82,160, for the services Withum performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2023 and 2022 consolidated financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, Withum did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the year ended December 31, 2023 and 2022, fees for services rendered to us for tax compliance, tax advice and tax planning by Withum were approximately $0 and $4,000, respectively.

All Other Fees. For the year ended December 31, 2023 and 2022, Withum did not render any services to us other than those set forth above.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 17, 2023 by and among GBBK, Merger Sub, Purchaser Representative, Cardea and Seller Representative (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on August 24, 2023)
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Form S-1 file no 333-264396)
3.2	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 file no 333-264396)
4.1	Warrant Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
4.2	Rights Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to exhibit 4.2 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
4.3	Description of Registrant’s Securities (incorporated by reference to exhibit 4.3 of the Annual Report on Form 10-K, filed with the SEC on March 31, 2023)
10.1	Letter Agreement, dated May 9, 2022, by and among the Company, Global Blockchain Sponsor, LLC and each of the officers and directors of the Company (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
10.2	Investment Management Trust Agreement, dated May 9, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
10.3	Registration Rights Agreement, dated May 9, 2022, by and among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1 file no. 333-264396)
10.5	Administrative Services Agreement, dated May 9, 2022, by and between the Company and Global Blockchain Management Co., LLC (incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
10.6	Business Combination Marketing Agreement dated May 9, 2022 between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to exhibit 1.2 of the Current Report on Form 8-K, filed with the SEC on May 13, 2022)
10.7	Form of Voting Agreement (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on August 24, 2023)
10.8	Form of Lock-Up Agreement (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on August 24, 2023)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1 file no. 333-264396)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Executive Incentive Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Global Blockchain Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Blockchain Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cashflows for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 10 to the financial statements, the Company withdrew $1,784,960 from the Trust Account to pay liabilities related to the federal income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $1,512,186 to the respective tax authorities, which resulted in remaining excess funds withdrawn from the Trust Account but not remitted to the government authorities of $272,773. As a result, the Withdrawn Trust Funds were held in the Company’s operating account to be used for general operating expenses. Subsequent to December 31, 2023, the Company mistakenly used $255,821 of the Withdrawn Trust Funds for payment of general operating expenses and payables as of December 31, 2023. Management has determined that this use of the Withdrawn Trust Funds was not in accordance with the Trust Agreement.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 12, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

April 26, 2024

PCAOB Number 100

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$305,812	$765,243
Prepaid expenses	136,433	528,415
Due from related party	34,100	22,740
Total Current Assets	476,345	1,316,398

Deferred offering costs	—	—
Marketable securities held in Trust Account	26,295,331	177,564,388
TOTAL ASSETS	$26,771,676	$178,880,786

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued offering costs and expenses	$308,261	$240,602
Income taxes payable	339,031	486,593
Excise tax liability	1,551,962	—
Total Liabilities	2,199,254	727,195

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, $0.0001 par value; 2,429,380 and 17,250,000 shares at redemption value of $10.76 and $10.26 as of December 31, 2023 and 2022, respectively	26,142,381	176,918,016

Stockholders’ (Deficit) Equity
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,762,500 shares issued and outstanding, excluding 17,250,000 shares subject to possible redemption, as of December 31, 2023 and 2022, respectively	476	476
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	—	10,482
(Accumulated deficit) Retained earnings	(1,570,435)	1,224,617
Total Stockholders’ (Deficit) Equity	(1,569,959)	1,235,575
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$26,771,676	$178,880,786

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Formation and operational costs	$1,258,647	$758,630
Loss from operations	(1,258,647)	(758,630)

Other income:
Interest earned on marketable securities held in Trust Account	5,562,129	2,476,888
Total other income	5,562,129	2,476,888

Income before provision for income taxes	4,303,482	1,718,258
Provision for income taxes	(1,136,463)	(486,593)
Net income	$3,167,019	$1,231,665

Weighted average shares outstanding of redeemable shares	14,525,621	11,041,896
Basic and diluted net income per common share, redeemable shares	$0.16	$0.08
Weighted average shares outstanding of non-redeemable shares	4,762,500	4,398,111
Basic and diluted net income per common share, non-redeemable shares	$0.16	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – December 31, 2021	4,312,500	$431	$24,569	$(7,048)	$17,952
Sale of 8,537,500 Private Placement Warrants	—	—	8,537,500	—	8,537,500
Issuance of Representative Shares	450,000	45	3,463,629	—	3,463,674
Fair value of Public Warrants at issuance	—	—	3,379,730	—	3,379,730
Allocated value of transaction costs to Common Stock	—	—	(340,594)	—	(340,594)
Accretion of common stock subject to redemption amount	—	—	(15,054,352)	—	(15,054,352)
Net income	—	—	—	1,231,665	1,231,665
Balance – December 31, 2022	4,762,500	476	10,482	1,224,617	1,235,575
Accretion of common stock subject to redemption amount	—	—	(10,482)	(4,410,109)	(4,420,591)
Excise taxes related to redemptions	—	—	—	(1,551,962)	(1,551,962)
Net income	—	—	—	3,167,019	3,167,019
Balance – December 31, 2023	4,762,500	$476	$—	$(1,570,435)	$(1,569,959)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,167,019	$1,231,665
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,562,129)	(2,476,888)
Changes in operating assets and liabilities:
Prepaid expenses	391,982	(524,915)
Accrued offering costs and expenses	137,659	135,298
Due from related party	(11,360)	(22,740)
Income taxes payable	(147,562)	486,593
Net cash used in operating activities	(2,024,391)	(1,170,987)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(150,000)	(175,087,500)
Cash withdrawn from Trust Account to pay for franchise and income taxes	1,784,960	—
Cash withdrawn from Trust Account in connection with redemption	155,196,226	—
Net cash provided by (used in) investing activities	156,831,186	(175,087,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Warrants	—	8,537,500
Repayment of promissory note – related party	—	(546,343)
Payment of deferred offering costs	(70,000)	(481,498)
Redemption of common stock	(155,196,226)	—
Net cash (used in) provided by financing activities	(155,266,226)	176,559,659

Net Change in Cash	(459,431)	301,172
Cash – Beginning of period	765,243	464,071
Cash – End of period	$305,812	$765,243

Supplementary cash flow information:
Cash paid for taxes	$1,284,025	$—

Non-cash investing and financing activities:
Issuance of Representative Shares as consideration for transaction costs	$—	$3,463,674
Offering costs included in accrued offering costs	$—	$95,000
Excise tax payable related to redemptions	$1,551,962	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying target company for a Business Combination and entering into the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company is unable to complete an initial Business Combination by May 12, 2024, or amend its charter to further extend the business combination period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fail to complete its Business Combination within the combination period.

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

Liquidity and Going Concern

As of December 31, 2023, the Company had $305,812 in operating cash, $26,295,331 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $170,947. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company Status

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, there were no amounts recorded under deferred offering costs in the accompanying consolidated balance sheets.

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

At December 31, 2023 and 2022, the common stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(3,379,730)
Common stock issuance costs	(7,256,606)
Plus:
Accretion of carrying value to redemption value	15,054,352
Common stock subject to possible redemption, December 31, 2022	176,918,016
Less:
Redemptions	(155,196,226)
Plus:
Accretion of carrying value to redemption value	4,420,591
Common stock subject to possible redemption, December 31, 2023	$26,142,381

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (26.41%) and (28.32)% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

The Company’s consolidated statements of operations include a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of common stock outstanding for the period. Common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of income	$2,385,039	$781,980	$880,823	$350,842
Denominator:
Basic and diluted weighted average shares outstanding	14,525,621	4,762,500	11,041,896	4,398,111
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.08	$0.08

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on May 9, 2022, to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred $60,000 for these services. For the year ended December 31, 2022, the Company incurred $46,500 for these services.

Promissory Note — Related Party

On August 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2023 and 2022, there were no outstanding amounts under the Promissory Note. The outstanding amount of $546,343 was repaid at the closing of the Initial Public Offering on May 12, 2022. Borrowings under the Promissory Note are no longer available.

Due from Related Party

As of December 31, 2023 an amount of $34,100 is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf and for funds held outside the operating account for working capital purposes of approximately $10,000. The original purpose of the funds held outside the operating account was to be under the $250,000 Federal Deposit Insurable Corporation (“FDIC”) threshold. As of December 31, 2022 an amount of $22,740 is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf and a sum of the funds to be held outside of trust for working capital purposes of approximately $22,000.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2023 and 2022, there were no amounts outstanding under the Working Capital Loans.

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

Excise Taxes Payable

On August 8, 2023, the Company’s stockholders redeemed 14,820,620 shares of common stock for a total of $155,196,226. The Company evaluated the classification and accounting of the excise tax related to the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of December 31, 2023, the Company recorded $1,551,962 of excise tax liability calculated as 1% of shares redeemed.

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

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

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by the stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (prior to consummation of the initial Business Combination). The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. At December 31, 2023 and 2022, there were 4,762,500 shares of common stock issued and outstanding, excluding 2,429,380 and 17,250,000 shares subject to possible redemption, respectively.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per stock with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Warrants — As of December 31, 2023 and 2022, there were 17,250,000 Public Warrants outstanding. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

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

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2023 and 2022.

The Company’s net deferred tax asset (liabilities) are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup Costs	300,185	125,759
Business combination expenses	56,777	—
Total deferred tax assets	356,962	125,759
Valuation allowance	(356,963)	(125,759)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$1,136,463	$486,593
Deferred	(231,204)	(125,759)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	231,204	125,759
Income tax provision	$1,136,463	$486,593

As of December 31, 2023 and 2022, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $231,204. For the year ended December 31, 2022, the change in the valuation allowance was $125,759.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Transaction costs warrants	0.0%	0.0%
Change in fair value of warrants	0.0%	0.0%
Change in valuation allowance	5.4%	7.3%
Income tax provision	26.4%	28.3%

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

At December 31, 2023, assets held in the Trust Account were comprised of $26,295,331 in a money market fund which is invested primarily in U.S. Treasury Securities. Through December 31, 2023, the Company had withdrawn $1,784,960 of the income earned on the Trust Account to pay taxes obligations. U.S. Treasury Securities are accounted for as trading securities and accordingly, changes in fair value are recorded in the statements of operations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2023	Level	Fair Value
Assets:
Investment held in Trust Account –Money Market Fund	1	$26,295,331

December 31, 2022	Level	Fair Value
Assets:
Investment held in Trust Account –Money Market Fund	1	$177,564,388

NOTE 10. FRANCHISE AND FEDERAL INCOME TAX WITHDRAWAL

Since the completion of its IPO on May 9, 2022, and through December 31, 2023, the Company withdrew $1,784,960 (“Withdrawn Trust Funds”) from the Trust Account to pay liabilities related to the federal income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $1,512,186 to the respective tax authorities, which resulted in remaining excess funds withdrawn from the Trust Account but not remitted to the government authorities of $272,773. As a result, the Withdrawn Trust Funds were held in the Company’s operating account to be used for general operating expenses. Subsequent to December 31, 2023, the Company mistakenly used $255,821 of the Withdrawn Trust Funds for payment of general operating expenses and payables as of December 31, 2023. Management has determined that this use of the Withdrawn Trust Funds was not in accordance with the Trust Agreement.

On March 28, 2024, the Sponsor advanced to the Company $460,000, which made the Withdrawn Trust Funds whole. The Company made estimated payments on its Delaware franchise tax obligations for the year ended December 31, 2023 of $91,660 on April 3, 2024. Additionally, the Company made an estimated payment on its federal income tax obligations for the year ended December 31, 2023 of $350,000 on April 18, 2024. The advance from Sponsor replenished the Company’s operating account for the Withdrawn Trust Funds inadvertently used for operating expenses. The Company has established a restricted bank account to be used to temporarily hold future withdrawals from the Trust Account, if any, for Delaware franchise tax and federal income tax obligations.

NOTE 11. SUBSEQUENT EVENTS

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

Date: April 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Max Hooper	Chief Executive Officer, President, and Director	April 26, 2024
Max Hooper	(Principal Executive Officer)

/s/ Jonathan Morris	Chief Financial Officer and Secretary	April 26, 2024
Jonathan Morris	(Principal Financial and Accounting Officer)

/s/ David Metcalf	Chairman	April 26, 2024
David Metcalf

/s/ Allen Weiss	Director	April 26, 2024
Allen Weiss

/s/ David Ruttenberg	Director	April 26, 2024
David Ruttenberg

/s/ Katya Fisher	Director	April 26, 2024
Katya Fisher

/s/ Chris Ensey	Director	April 26, 2024
Chris Ensey

/s/ Paul C. Jeffries	Director	April 26, 2024
Paul C. Jeffries