Form 10-Q
period 2024-03-31
Global Blockchain Acquisition Corp.
filed 2024-06-07
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of June 7, 2024, there were 5,508,353 shares of common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets
Cash	$476,952	$305,812
Prepaid expenses	37,858	136,433
Due from related party	34,100	34,100
Total Current Assets	548,910	476,345

Marketable securities held in Trust Account	26,725,987	26,295,331
TOTAL ASSETS	$27,274,897	$26,771,676

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs and expenses	$294,324	$308,261
Income taxes payable	402,589	339,031
Advance from related party	460,000	—
Excise tax liability	1,551,962	1,551,962
Total Liabilities	2,708,875	2,199,254

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, $0.0001 par value; 2,429,380 shares at redemption value of $10.90 and $10.76 as of March 31, 2024 and December 31, 2023, respectively	26,468,905	26,142,381

Stockholders’ Deficit
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,762,500 shares issued and outstanding, excluding 2,429,380 shares subject to possible redemption, as of March 31, 2024 and December 31, 2023	476	476
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(1,903,359)	(1,570,435)
Total Stockholders’ Deficit	(1,902,883)	(1,569,959)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$27,274,897	$26,771,676

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
General and administrative costs	$283,498	$298,906
Loss from operations	(283,498)	(298,906)

Other income:
Interest earned on marketable securities held in Trust Account	340,656	1,898,546
Total other income	340,656	1,898,546

Income before provision for income taxes	57,158	1,599,640
Provision for income taxes	(63,558)	(388,195)
Net (loss) income	$(6,400)	$1,211,445

Weighted average shares outstanding of common stock subject to possible redemption	2,429,380	17,250,000
Basic and diluted net (loss) income per common stock, common stock subject to possible redemption	$(0.00)	$0.06
Weighted average shares outstanding of non-redeemable common stock	4,762,500	4,762,500
Basic and diluted net (loss) income per common stock, non-redeemable shares	$(0.00)	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – December 31, 2023	4,762,500	$476	$—	$(1,570,435)	$(1,569,959)
Accretion of common stock subject to possible redemption	—	—	—	(326,524)	(326,524)
Net loss	—	—	—	(6,400)	(6,400)
Balance – March 31, 2024 (unaudited)	4,762,500	$476	$—	$(1,903,359)	$(1,902,883)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – December 31, 2022	4,762,500	$476	$10,482	$1,224,617	$1,235,575

Accretion of common stock subject to possible redemption	—	—	(10,482)	(1,449,869)	(1,460,351)

Net income	—	—	—	1,211,445	1,211,445

Balance – March 31, 2023 (unaudited)	4,762,500	$476	$—	$986,193	$986,669

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(6,400)	$1,211,445
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(340,656)	(1,898,546)
Changes in operating assets and liabilities:
Prepaid expenses	98,575	52,282
Accrued offering costs and expenses	(13,937)	(54,516)
Due from related party	—	(382,206)
Income taxes payable	63,558	388,195
Net cash used in operating activities	(198,860)	(683,346)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(90,000)	—
Net cash used in investing activities	(90,000)	—

Cash Flows from Financing Activities:
Advances from related party	460,000	—
Net cash provided by financing activities	460,000	—

Net Change in Cash	171,140	(683,346)
Cash – Beginning of period	305,812	765,243
Cash – End of period	$476,952	$81,897

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Global Blockchain has one wholly owned subsidiary, GB Merger Sub Inc., a Georgia corporation, which was formed on August 3, 2023 (“Merger Sub”). Global Blockchain and its subsidiary are collectively referred to as “the Company”.

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

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying target company for a Business Combination and entering into the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

If the Company is unable to complete an initial Business Combination by June 12, 2024, as extended monthly for up to six months (ultimately until as late as November 12, 2024), or amend its charter to further extend the business combination period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fail to complete its Business Combination within the combination period. As of the date of this Quarterly Report, the Company has approved and funded the extension of its business combination period through June 12, 2024.

The Company held a special meeting of stockholders on August 8, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from August 12, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as June 12, 2024. In connection with the vote, 14,820,620 shares of the Company’s common stock were redeemed with a total redemption payment of $155.2 million. Subsequently, on March 7, 2024, the Company held its annual meeting of stockholders to, among other things, vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from June 12, 2024, monthly for up to six additional months at the election of the Company, ultimately until as late as November 12, 2024 (the “Extension”, and such extension date the “Extended Date”). In connection with the vote, 1,683,527 shares of the Company’s common stock were redeemed with a total redemption payment of $18.5 million.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

Liquidity and Going Concern

As of March 31, 2024, the Company had $476,952 in operating cash, $26,725,987 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $608,003. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until as late as June 12, 2024, as extended monthly for up to six months (ultimately until as late as November 12, 2024), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company’s liquidity position and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 12, 2024, as extended monthly for up to six months (ultimately until as late as November 12, 2024). As of the date of this Report, the Company has approved and funded the extension of its business combination period through June 12, 2024.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 filed with the SEC on April 26, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, there were no amounts recorded under deferred offering costs in the accompanying unaudited condensed consolidated balance sheets.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption are presented at redemption value as temporary equity in the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

At March 31, 2024 and December 31, 2023, the common stock reflected in the unaudited condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	$176,918,016
Less:
Redemptions	(155,196,226)
Plus:
Accretion of carrying value to redemption value	4,420,591
Common stock subject to possible redemption, December 31, 2023	$26,142,381
Plus:
Accretion of carrying value to redemption value	326,524
Common stock subject to possible redemption, March 31, 2024	$26,468,905

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 111.20% and 24.27% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income (loss) is shared pro rata between the common stock subject to possible redemption and non-redeemable common stock. Net income (loss) per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the respective period. As of March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three months ended March 31, 2024 and 2023. Accretion associated with the common stock subject to possible redemption is excluded from income (loss) per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net (loss) income	$(2,162)	$(4,238)	$949,344	$262,101
Denominator:
Basic and diluted weighted average common shares outstanding	2,429,380	4,762,500	17,250,000	4,762,500
Basic and diluted net (loss) income per common share	$(0.00)	$(0.00)	$0.06	$0.06

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on May 9, 2022, to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred $15,000 for these services. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Administrative Services Agreement.

Promissory Note — Related Party

On August 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2024 and December 31, 2023, there were no outstanding amounts under the Promissory Note. The outstanding amount of $546,343 was repaid at the closing of the Initial Public Offering on May 12, 2022. Borrowings under the Promissory Note are no longer available.

Due from Related Party

As of March 31, 2024 and December 31, 2023 an amount of $34,100 is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf and for funds held outside the operating account for working capital purposes of approximately $10,000. The original purpose of the funds held outside the operating account was to be under the $250,000 Federal Deposit Insurable Corporation (“FDIC”) threshold.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

Advance from Related Party

On March 28, 2024, the Sponsor contributed $460,000 to the Company, which made the Withdrawn Trust Funds whole (Note 9). As of March 31, 2024, the Sponsor had advanced $460,000 to the Company.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, the private placement warrants (and underlying securities) and private placement warrants that may be issued upon conversion of working capital loans (and any underlying securities) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period described above — “Transfers “Transfers of Founder Shares, Private Placement Warrants and Underlying Securities.” The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

Excise Taxes Payable

On August 8, 2023, the Company’s stockholders redeemed 14,820,620 shares of common stock for a total of $155,196,226. The Company evaluated the classification and accounting of the excise tax related to the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2024 and determined that a contingent liability should be calculated and recorded. As of March 31, 2024 and December 31, 2023, the Company recorded $1,551,962 of excise tax liability calculated as 1% of shares redeemed.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

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

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by the stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (prior to consummation of the initial Business Combination). The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. At March 31, 2024 and December 31, 2023, there were 4,762,500 shares of common stock issued and outstanding, excluding 2,429,380 shares subject to possible redemption.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per stock with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Warrants — As of March 31, 2024 and December 31, 2023, there were 17,250,000 Public Warrants outstanding. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

The warrants will become exercisable 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

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

At March 31, 2024, assets held in the Trust Account were comprised of $26,725,987 in a money market fund which is invested primarily in U.S. Treasury Securities. For the three months ended March 31, 2024, the Company had withdrawn $0 of the income earned on the Trust Account to pay taxes obligations. U.S. Treasury Securities are accounted for as trading securities and accordingly, changes in fair value are recorded in the statements of operations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2024	Level	Fair Value
Assets:
Investment held in Trust Account –Money Market Fund	1	$26,725,987

December 31, 2023	Level	Fair Value
Assets:
Investment held in Trust Account –Money Market Fund	1	$26,295,331

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(Unaudited)

NOTE 9. FRANCHISE AND FEDERAL INCOME TAX WITHDRAWAL

Since the completion of its IPO on May 9, 2022, and through March 31, 2024, the Company withdrew $1,784,960 (“Withdrawn Trust Funds”) from the Trust Account to pay liabilities related to the federal income and Delaware franchise taxes. Through March 31, 2024, the Company remitted $1,512,186 to the respective tax authorities, which resulted in remaining excess funds withdrawn from the Trust Account but not remitted to the government authorities of $272,773. As a result, the Withdrawn Trust Funds were held in the Company’s operating account to be used for general operating expenses.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 7, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Meeting”), at which the Company’s stockholders of record approved a proposal to amend and restate the Company’s charter to extend the Company’s combination period monthly, for up to six months, from May 12, 2024 ultimately until as late as November 12, 2024. In connection with the charter amendment, holders of 1,683,527 shares of the Company’s common stock exercised their right to redeem such shares at a per share redemption price of approximately $10.99. As a result, approximately $18.5 million was removed from the Company’s Trust Account to pay such holders. Following these redemptions, the Company has 5,508,353 shares of Common Stock remaining outstanding, 745,853 shares of which have redemption rights. As of May 8, 2024, approximately $8.2 million remained in the Trust Account. As of the date of this Quarterly Report, the Company has approved and funded the extension of its business combination period through June 12, 2024.

On May 7, 2024, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that the Company has until June 21, 2024 to provide Nasdaq with a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

The Total Shareholders Notice has no immediate effect on the listing of the Company’s securities, and the Company’s securities continue to trade on the Nasdaq Global Market.

The Company intends to provide Nasdaq, on or prior to June 21, 2024, with the Company’s plan to meet the requirements under Nasdaq Listing Rule 5450(a)(2), and will evaluate available options to regain compliance. However, there can be no assurance that the Company will be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or will otherwise be in compliance with other Nasdaq listing criteria.

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

For a description of the Merger Agreement, see Note 6. Commitments And Contingencies.

Extension Meeting

The Company held a meeting on August 8, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from August 12, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as May 12, 2024. In connection with the vote, 14,820,620 shares of the Company’s common stock were redeemed with a total redemption payment of $155.2 million. On May 7, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Meeting”), at which the Company’s stockholders of record approved a proposal to amend and restate the Company’s charter to extend the Company’s combination period monthly, for up to six months, from May 12, 2024 ultimately until as late as November 12, 2024. As of the date of this Report, the Company has approved and funded the extension of its business combination period through June 12, 2024. In connection with the charter amendment, holders of 1,683,527 shares of the Company’s common stock exercised their right to redeem such shares at a per share redemption price of approximately $10.99. As a result, approximately $18.5 million was removed from the Company’s Trust Account to pay such holders. If the Company is unable to complete a Business Combination within the combination period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) , subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $6,400, which consists of general and administrative costs of $283,498 and provision for income taxes of $63,558, offset by interest income on marketable securities held in the Trust Account of $340,656.

For the three months ended March 31, 2023, we had a net income of $1,211,445, which consists of interest income on marketable securities held in the Trust Account of $1,898,546, offset by general and administrative costs of $298,906 and provision for income taxes of $388,195.

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

For the three months ended March 31, 2024, cash used in operating activities was $198,860. Net loss of $6,400 was affected by interest earned on marketable securities held in the Trust Account of $340,656. Changes in operating assets and liabilities provided $148,196 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $683,346. Net income of $1,211,445 was affected by interest earned on marketable securities held in the Trust Account of $1,898,546. Changes in operating assets and liabilities used $3,755 of cash for operating activities.

As of March 31, 2024, we had marketable securities held in the Trust Account of $26,725,987 (including approximately $1,827,780 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2024, we have withdrawn $0 of interest earned from the Trust Account to pay taxes obligations.

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

As of March 31, 2024 we had cash of $476,952. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until as late as November 12, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2024.

The Company held a meeting on August 8, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from August 12, 2023, monthly for up to nine additional months at the election of the Company, ultimately until as late as November 12, 2024 (the “Extension”, and such extension date the “Extended Date”). In connection with the vote, 14,820,620 shares of the Company’s common stock were redeemed with a total redemption payment of $155.2 million. Subsequently, on March 7, 2024, the Company held its annual meeting of stockholders to, among other things, vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from May 12, 2024, monthly for up to six additional months at the election of the Company, ultimately until as late as November 12, 2024. In connection with the vote, 1,683,527 shares of the Company’s common stock were redeemed with a total redemption payment of $18.5 million.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per common share is the same as basic income per common share for the period presented.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of March 31, 2024 and December 31, 2023, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to material weakness in our internal controls over financial reporting related to the Company’s inadvertent disbursement from the withdrawn trust funds to pay general operating expenses, counter to the terms of the trust agreement, and due to the Company’s inability to timely file its Quarterly Report on Form 10-Q for the three months ended March 31, 2024. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Besides the remediation process described above, there was no changes in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.

Date: June 7, 2024	By:	/s/ Max Hooper
	Name:	Max Hooper
	Title:	Chief Executive Officer

Date: June 7, 2024	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer