Form 10-Q/A
period 2023-09-30
Global Blockchain Acquisition Corp.
filed 2024-10-24
CIK 1894951

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Global Blockchain Acquisition Corp. (the “Company”) for the quarterly period ended September 30, 2023, originally filed with the Securities and Exchange Commission on August 14, 2023 (the “Original Filing”), is being filed solely to correct a typographical error contained in Exhibit 31.1 submitted with the Original Filing, and includes the certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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