Form 10-Q
period 2024-09-30
Global Blockchain Acquisition Corp.
filed 2024-11-15
CIK 1894951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 15, 2024, there were 5,447,267 shares of common stock, par value $0.0001 per share, issued and outstanding.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023	3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$16,415	$305,812
Prepaid expenses	182,817	136,433
Due from related party	34,100	34,100
Total Current Assets	233,332	476,345

Cash and marketable securities held in Trust Account	8,363,375	26,295,331
TOTAL ASSETS	$8,596,707	$26,771,676

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs and expenses	$115,575	$308,261
Income taxes payable	114,674	339,031
Advance from related party	970,597	—
Total Current Liabilities	1,200,846	647,292

Excise tax liability	1,737,146	1,551,962
Total Liabilities	2,937,992	2,199,254

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, $0.0001 par value; 745,853 and 2,429,380 shares at redemption value of $10.92 and $10.76 as of September 30, 2024 and December 31, 2023, respectively	8,142,534	26,142,381

Stockholders’ Deficit
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 4,762,500 shares issued and outstanding, excluding 745,853 and 2,429,380 shares subject to possible redemption, as of September 30, 2024 and December 31, 2023, respectively	476	476
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(2,484,295)	(1,570,435)
Total Stockholders’ Deficit	(2,483,819)	(1,569,959)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$8,596,707	$26,771,676

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

General and administrative costs	$247,996	$496,433	$729,490	$1,020,136
Loss from operations	(247,996)	(496,433)	(729,490)	(1,020,136)

Other income:
Interest earned on cash and marketable securities held in Trust Account	88,707	1,210,122	645,036	5,218,485
Total other income	88,707	1,210,122	645,036	5,218,485

(Loss) income before provision for income taxes	(159,289)	713,689	(84,454)	4,198,349
Provision for income taxes	(15,458)	(251,753)	(125,693)	(1,072,509)
Net (loss) income	$(174,747)	$461,936	$(210,147)	$3,125,840

Weighted average shares outstanding of common stock subject to possible redemption	745,853	9,106,802	1,569,184	14,525,621
Basic and diluted net (loss) income per common stock, common stock subject to possible redemption	$(0.03)	$0.03	$(0.03)	$0.16

Weighted average shares outstanding of non-redeemable common stock	4,762,500	4,762,500	4,762,500	4,762,500
Basic and diluted net (loss) income per common stock, non-redeemable shares	$(0.03)	$0.03	$(0.03)	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – December 31, 2023	4,762,500	$476	$—	$(1,570,435)	$(1,569,959)
Accretion of common stock subject to possible redemption	—	—	—	(326,524)	(326,524)
Net loss	—	—	—	(6,400)	(6,400)
Balance – March 31, 2024 (unaudited)	4,762,500	$476	$—	$(1,903,359)	$(1,902,883)
Accretion of common stock subject to possible redemption	—	—	—	(155,645)	(155,645)
Excise tax related to redemptions	—	—	—	(185,184)	(185,184)
Net loss	—	—	—	(29,000)	(29,000)
Balance – June 30, 2024 (unaudited)	4,762,500	$476	$—	$(2,273,188)	$(2,272,712)
Accretion of common stock subject to possible redemption	—	—	—	(36,360)	(36,360)
Net loss	—	—	—	(174,747)	(174,747)
Balance – September 30, 2024 (unaudited)	4,762,500	$476	$—	$(2,484,295)	$(2,483,819)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid in	Retained	Total Stockholders’ Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance – December 31, 2022	4,762,500	$476	$10,482	$1,224,617	$1,235,575
Accretion of common stock subject to possible redemption	—	—	(10,482)	(1,449,869)	(1,460,351)
Net income	—	—	—	1,211,445	1,211,445
Balance – March 31, 2023 (unaudited)	4,762,500	$476	$—	$986,193	$986,669
Accretion of common stock subject to possible redemption	—	—	—	(1,627,256)	(1,627,256)
Net income	—	—	—	1,452,459	1,452,459
Balance – June 30, 2023 (unaudited)	4,762,500	$476	$—	$811,396	$811,872
Accretion of common stock subject to possible redemption	—	—	—	(977,069)	(977,069)
Excise taxes related to redemptions	—	—	—	(1,551,962)	(1,551,962)
Net income	—	—	—	461,936	461,936
Balance – September 30, 2023 (unaudited)	4,762,500	$476	$—	$(1,255,699)	$(1,255,223)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(210,147)	$3,125,840
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(645,036)	(5,218,485)
Changes in operating assets and liabilities:
Prepaid expenses	(46,384)	277,407
Accrued offering costs and expenses	(192,686)	84,664
Due from related party	—	(10,160)
Income taxes payable	(224,357)	(211,516)
Net cash used in operating activities	(1,318,610)	(1,952,250)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(245,000)	(30,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	303,616	1,784,960
Cash withdrawn from Trust Account in connection with redemption	18,518,376	155,196,226
Net cash provided by investing activities	18,576,992	156,951,186

Cash Flows from Financing Activities:
Advances from related party	970,597	—
Payment of deferred offering costs	—	(70,000)
Redemption of common stock	(18,518,376)	(155,196,226)
Net cash used in financing activities	(17,547,779)	(155,266,226)

Net Change in Cash	(289,397)	(267,290)
Cash – Beginning of period	305,812	765,243
Cash – End of period	$16,415	$497,953

Supplementary cash flow information:
Cash paid for federal income taxes and franchise taxes	$582,556	$1,284,025
Non-cash financing activities:
Excise taxes payable related to redemptions	$185,184	$1,551,962

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying target company for a Business Combination and entering into the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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

On November 5, 2024, the Company convened and adjourned a special meeting of stockholders (the “Special Meeting”). On November 8, 2024, the Company reconvened and held the Special Meeting at which the Company’s stockholders of record approved a proposal to amend and restate the Company’s charter to extend the Company’s combination period monthly, for up to nine months, from November 12, 2024 ultimately until as late as August 12, 2025. In connection with the charter amendment, holders of 61,086 shares of the Company’s common stock exercised their right to redeem such shares at a per share redemption price of approximately $11.13. As a result, approximately $0.7 million was removed from the Company’s Trust Account to pay such holders. Following these redemptions, the Company has 5,447,267 shares of Common Stock remaining outstanding, 684,767 shares of which have redemption rights. As of November 8, 2024, approximately $7.6 million remained in the Trust Account. As of the date of this Quarterly Report, the Company has approved and funded the extension of its business combination period through December 12, 2024.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Liquidity and Going Concern

As of September 30, 2024, the Company had $16,415 in operating cash, $8,363,375 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $967,514. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until as late as August 12, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company’s liquidity position and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 12, 2024. As of the date of this Report, the Company has approved and funded the extension of its business combination period through December 12, 2024.

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
SEPTEMBER 30, 2024
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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 filed with the SEC on April 26, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

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
SEPTEMBER 30, 2024
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, there were no amounts recorded under deferred offering costs in the accompanying condensed consolidated balance sheets.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity in the Company’s condensed consolidated balance sheets.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

At September 30, 2024 and December 31, 2023, the common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	$176,918,016
Less:
Redemptions	(155,196,226)
Plus:
Accretion of carrying value to redemption value	4,420,591
Common stock subject to possible redemption, December 31, 2023	$26,142,381
Plus:
Accretion of carrying value to redemption value	326,524
Common stock subject to possible redemption, March 31, 2024	$26,468,905
Less:
Redemptions	(18,518,376)
Plus:
Accretion of carrying value to redemption value	155,645
Common stock subject to possible redemption, June 30, 2024	$8,106,174
Plus:
Accretion of carrying value to redemption value	36,360
Common stock subject to possible redemption, September 30, 2024	$8,142,534

Income Taxes

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 9.70% and (35.27%) for the three months ended September 30, 2024 and 2023, respectively, and 148.83% and (25.55%) for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” (loss) income is shared pro rata between the common stock subject to possible redemption and non-redeemable common stock. Net (loss) income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the respective period. As of September 30, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the three and nine months ended September 30, 2024 and 2023. Accretion associated with the common stock subject to possible redemption is excluded from net (loss) income per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2024		2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net (loss) income	$(23,661)	$(151,086)	$303,314	$158,622
Denominator:
Basic and diluted weighted average common shares outstanding	745,853	4,762,500	9,106,802	4,762,500
Basic and diluted net (loss) income per common share	$(0.03)	$(0.03)	$0.03	$0.03

	For the Nine Months Ended September 30,
	2024		2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable

Numerator:
Allocation of net (loss) income	$(52,081)	$(158,066)	$2,354,028	$771,812
Denominator:
Basic and diluted weighted average common shares outstanding	1,569,184	4,762,500	14,525,621	4,762,500
Basic and diluted net (loss) income per common share	$(0.03)	$(0.03)	$0.16	$0.16

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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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

Administrative Services Agreement

The Company entered into an agreement, commencing on May 9, 2022, to pay an affiliate of the Company’s officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2024 and 2023, the Company incurred $15,000 and $45,000 for these services, respectively. As of September 30, 2023 and December 31, 2023, the Company owed $20,000 and $0 for these services, respectively.

Promissory Note — Related Party

On August 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $600,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2024 and December 31, 2023, there were no outstanding amounts under the Promissory Note. The outstanding amount of $546,343 was repaid at the closing of the Initial Public Offering on May 12, 2022. Borrowings under the Promissory Note are no longer available.

Due from Related Party

As of September 30, 2024 and December 31, 2023 an amount of $34,100 is due to the Company from the Sponsor for miscellaneous fees the Company paid on its behalf and for funds held outside the operating account for working capital purposes of approximately $10,000. The original purpose of the funds held outside the operating account was to be under the $250,000 Federal Deposit Insurance Corporation threshold.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Advance from Related Party

On March 28, 2024, the Sponsor contributed $460,000 to the Company, which made the Withdrawn Trust Funds whole (see Note 9). Additionally, the Sponsor contributed $250,000 to the Company for working capital purposes. As of September 30, 2024, the Sponsor had advanced $970,597 to the Company.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible, at the option of the lender, into warrants at a price of $1.00 per warrant of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

Excise Taxes Payable

On August 8, 2023, the Company’s stockholders redeemed 14,820,620 shares of common stock for a total of $155,196,226. Additionally, on May 14, 2024, the Company’s stockholders redeemed 1,683,527 shares of common stock for a total of $18,518,376. The Company evaluated the classification and accounting of the excise tax related to the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2024 and determined that a contingent liability should be calculated and recorded. As of September 30, 2024 and December 31, 2023, the Company recorded $1,737,146 and $1,551,962, respectively, of excise tax liability calculated as 1% of total redemption amount.

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
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in the Company’s amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s common stock that are voted is required to approve any such matter voted on by the stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (prior to consummation of the initial Business Combination). The Company’s stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. At September 30, 2024 and December 31, 2023, there were 4,762,500 shares of common stock issued and outstanding, excluding 745,853 and 2,429,380 shares subject to possible redemption, respectively.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per stock with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Warrants — As of September 30, 2024 and December 31, 2023, there were 17,250,000 Public Warrants outstanding. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price.

The warrants will become exercisable 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
SEPTEMBER 30, 2024
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

At September 30, 2024, assets held in the Trust Account were comprised of $8,363,375 in cash. For the nine months ended September 30, 2024, the Company had withdrawn $303,616 of the income earned on the Trust Account to pay taxes obligations. U.S. Treasury Securities are accounted for as trading securities and accordingly, changes in fair value are recorded in the condensed consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

September 30, 2024	Level	Fair Value
Assets:
Investment held in Trust Account –Cash	1	$8,363,375

December 31, 2023	Level	Fair Value
Assets:
Investment held in Trust Account –Money Market Fund	1	$26,295,331

GLOBAL BLOCKCHAIN ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)

NOTE 9. FRANCHISE AND FEDERAL INCOME TAX WITHDRAWAL

Since the completion of its Initial Public Offering on May 9, 2022, and through September 30, 2024, the Company withdrew $2,088,576 (“Withdrawn Trust Funds”) from the Trust Account to pay liabilities related to the federal income and Delaware franchise taxes. Through September 30, 2024, the Company remitted $2,094,743 to the respective tax authorities, which resulted in remaining excess funds withdrawn from the Trust Account but not remitted to the government authorities of $6,167 (“Over Withdrawn Amount”).

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

On November 5, 2024, the Company convened and adjourned a special meeting of stockholders (the “Special Meeting”). On November 8, 2024, the Company reconvened and held the Special Meeting at which the Company’s stockholders of record approved a proposal to amend and restate the Company’s charter to extend the Company’s combination period monthly, for up to nine months, from November 12, 2024 ultimately until as late as August 5, 2025. In connection with the charter amendment, holders of 61,086 shares of the Company’s common stock exercised their right to redeem such shares at a per share redemption price of approximately $11.13. As a result, approximately $0.7 million was removed from the Company’s Trust Account to pay such holders. Following these redemptions, the Company has 5,447,267 shares of Common Stock remaining outstanding, 684,767 shares of which have redemption rights. As of November 8, 2024, approximately $7.6 million remained in the Trust Account. As of the date of this Quarterly Report, the Company has approved and funded the extension of its business combination period through December 12, 2024.

On November 11, 2024, Fourcore Capital, Inc. (f/k/a Cardea Corporate Holdings), a Georgia corporation (“Fourcore”) terminated that certain Agreement and Plan of Merger, dated August 17, 2023 (the “Merger Agreement”), by and among the Company, GB Merger Sub Inc., a Georgia corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Fourcore, Dr. Max Hooper, an individual, in the capacity as representative for the Company and its subsidiaries (the “Purchaser Representative”), and Jordan Waring, an individual, in the capacity as the representative for shareholders of Cardea (the “Seller Representative”).

On November 11, 2024, the Sponsor and Fourcore, entered into a Note Purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things, the Sponsor transferred to the Purchaser (i) an aggregate of 4,312,500 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”); (ii) and 6,812,500 warrants (the “Warrants” and together with the Common Stock, the “Securities”) to purchase shares of the Company’s common stock at an exercise price of $11.50.

As a result of the purchase of Securities pursuant to the Purchase Agreement transactions, Fourcore holds 86.5% of the outstanding shares of the Company’s common stock. In consideration for the Securities purchased pursuant to the Purchase Agreement, Fourcore issued promissory notes with an aggregate face value of $44,000,000.

Concurrent with the execution of the Purchase Agreement, Fourcore executed a joinder agreement to become a party to that certain letter agreement, dated May 9, 2022, originally entered into in connection with the Company’s initial public offering, among the Company, Sponsor and certain equity holders of the Company.

The Purchase Agreement did not provide for, and the Company does not expect, a change in the majority of the board of directors of the Company, or any change to the officers of the Company at this time as a result of the transactions described herein.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 18, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $174,747, which consists of general and administrative costs of $247,996 and provision for income taxes of $15,458, offset by interest income on marketable securities held in the Trust Account of $88,707.

For the three months ended September 30, 2023, we had net income of $461,936, which consists of interest income on marketable securities held in the Trust Account of $1,210,122, offset by the formation and operational costs of $496,433 and provision for income taxes of $251,753.

For the nine months ended September 30, 2024, we had net loss of $210,147, which consists of general and administrative costs of $729,490 and provision for income taxes of $125,693, offset by interest income on marketable securities held in the Trust Account of $645,036.

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

For the nine months ended September 30, 2024, cash used in operating activities was $1,318,610. Net loss of $210,147 was affected by interest earned on marketable securities held in the Trust Account of $645,036. Changes in operating assets and liabilities used $463,427 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $1,952,250. Net income of $3,125,840 was affected by interest earned on marketable securities held in the Trust Account of $5,218,485. Changes in operating assets and liabilities provided $140,395 of cash for operating activities.

As of September 30, 2024, we had marketable securities held in the Trust Account of $8,363,375 (including approximately $585,073 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2024, we have withdrawn $303,616 of interest earned from the Trust Account to pay taxes obligations.

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

As of September 30, 2024 we had cash of $16,415. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of September 30, 2024 and December 31, 2023, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to material weakness in our internal controls over financial reporting related to the Company’s inadvertent disbursement from the withdrawn trust funds to pay general operating expenses, counter to the terms of the trust agreement, and due to the Company’s inability to timely file its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

GLOBAL BLOCKCHAIN ACQUISITION CORP.

Date: November 15, 2024	By:	/s/ Max Hooper
	Name:	Max Hooper
	Title:	Chief Executive Officer

Date: November 15, 2024	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer